Form 10-Q
period 2018-09-30
Spartan Energy Acquisition Corp.
filed 2018-11-09
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38625

Spartan Energy Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3100340
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9 West 57th Street, 43rd Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 258-0947
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 9, 2018, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

Part I – INTERIM Financial Information

Item 1.	Interim Financial Statements

Spartan Energy Acquisition Corp.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$1,559,467	$25,000
Deferred offering costs	-	233,000
Prepaid expenses	290,107	—
Total current assets	1,849,574	258,000

Investment held in Trust Account	553,171,732	—

Total assets	$555,021,306	$258,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$250,697	$236,868
Accrued income and franchise taxes	214,650	—
Total current liabilities	465,347	236,868

Deferred underwriting commissions	19,320,000	—

Total liabilities	19,785,347	236,868

Class A common stock subject to possible redemption; 53,023,595 shares and none at September 30, 2018 and December 31, 2017, respectively (at approximately $10.00 per share)	530,235,950	—

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 200,000,000 shares authorized, 2,176,405 shares issued and outstanding (excluding 53,023,595 shares subject to possible redemption) at September 30, 2018 and none issued and outstanding at December 31, 2017, respectively	218	—
Class B common stock, $0.0001 par value per share, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively (1)	1,380	1,380
Additional paid-in capital	4,643,190	23,620
Retained earnings (accumulated deficit)	355,221	(3,868)
Total stockholders’ equity	5,000,009	21,132
Total liabilities and stockholders’ equity	$555,021,306	$258,000

(1)	Share and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018 (see Note 4).

See accompanying notes to unaudited condensed interim financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)

REVENUE	$—	$—

EXPENSES
Administrative fee – related party	10,000	10,000
General and administrative costs	587,993	587,993

TOTAL EXPENSES	597,993	597,993

OTHER INCOME
Investment income on Trust Account	1,171,732	1,171,732

INCOME BEFORE INCOME TAX PROVISION	573,739	573,739

Income tax provision	214,650	214,650

Net Income	$359,089	$359,089

Weighted average shares outstanding of Class A common stock	55,200,000	55,200,000
Basic and diluted net income per share, Class A	$0.01	$0.01

Weighted average shares outstanding of Class B common stock (1)	13,800,000	13,800,000
Basic and diluted net income (loss) per share, Class B	$(0.00)	$(0.00)

(1)	Share and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018 (see Note 4).

See accompanying notes to unaudited condensed interim financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

(unaudited)

	Class A Common Stock		Class B Common Stock(1)		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances as of December 31, 2017	-	-	13,800,000	$1,380	$23,620	$(3,868)	$21,132

Sale of Units in Public Offering	55,200,000	5,520	-	-	551,994,480	-	552,000,000

Underwriters’ discount and offering costs	-	-	-	-	(31,184,262)	-	(31,184,262)

Sale of Private Placement Warrants to Sponsor	-	-	-	-	14,040,000	-	14,040,000

Class A common stock subject to possible redemption	(53,023,595)	(5,302)	-	-	(530,230,648)	-	(530,235,950)

Net income	-	-	-	-	-	359,089	359,089
Balances as of September 30, 2018	2,176,405	$218	13,800,000	$1,380	$4,643,190	$355,221	$5,000,009

(1)	Share and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018 (see Note 4).

See accompanying notes to unaudited condensed interim financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2018

(unaudited)

Cash Flows From Operating Activities:
Net income	$359,089
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(1,171,732)
Changes in operating assets and liabilities:
Prepaid expenses	(290,107)
Accounts payable and accrued expenses	246,829
Accrued income taxes	214,650
Net Cash Used In Operating Activities	(641,271)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(552,000,000)
Net Cash Used In Investing Activities	(552,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering	552,000,000
Proceeds from sale of Private Placement Warrants	14,040,000
Payment of underwriter compensation	(11,040,000)
Payment of offering costs	(824,262)
Net Cash Provided By Financing Activities	554,175,738

Net increase in cash	1,534,467

Cash at beginning of period	25,000

Cash at end of period	$1,559,467

Supplemental disclosure of noncash activities:

Deferred underwriters’ commissions charges to additional paid-in capital in connection with the Public Offering	$19,320,000
Change in value of Class A common stock subject to possible redemption	$530,235,950
Offering expenses paid by related party on behalf of the Company	$293,354

See accompanying notes to unaudited condensed interim financial statements.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Description of Organization and Business Operations

Organization and General

Spartan Energy Acquisition Corp. (the “Company”) was incorporated in Delaware on October 13, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the ‘‘Securities Act’), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At September 30, 2018, the Company had not commenced any operations. All activity for the period from October 13, 2017 (inception) through September 30, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Public Offering

The Company’s sponsor is Spartan Energy Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As described in Note 3, on August 14, 2018, the Company consummated the Public Offering of 55,200,000 of its units (the “Units”), including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $552,000,000. As described in Note 4, on August 14, 2018, simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 9,360,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $14,040,000 in the aggregate (the “Private Placement”).

The Company intends to finance its Initial Business Combination with proceeds from the Public Offering, the Private Placement, the private placement of forward purchase units (described in Note 4), the Company’s capital stock, debt or a combination of the foregoing.

Trust Account

Upon the closing of the Public Offering and the Private Placement, $552,000,000 was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, except for the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will be released from the Trust Account until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote seeking to amend any provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under New York Stock Exchange rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2018 have been prepared in accordance with GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on August 13, 2018 and the audited balance sheet filed as an exhibit to the Current Report on Form 8-K filed by the Company with the SEC on August 20, 2018.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement Warrants to purchase an aggregate of 27,760,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $31,184,262, consisting principally of underwriting discounts and commissions of $30,360,000 (including approximately $19,320,000 of which payment is deferred) and $824,262 of professional, printing, filing, regulatory and other offering costs were charged to additional paid-in capital upon the closing of the Public Offering on August 12, 2018.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

As discussed in Note 1, all of the 55,200,000 Public Shares contain a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital.

Accordingly, at September 30, 2018, 53,023,595 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC Offering

The Company sold 55,200,000 Units in the Public Offering, including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option, at a price of $10.00 per Unit. Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 9,360,000 Private Placement Warrants at a purchase price of $1.50 per warrant, or approximately $14,040,000 in the aggregate.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value per share, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of an Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock has been at least $18.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

As noted above, the underwriters exercised the 45-day option to purchase up to 7,200,000 additional Units to cover any over-allotments at the Public Offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option were identical to the other Units issued in the Public Offering.

The Company paid an underwriting discount of 2.0% of the gross offering proceeds, or $11.04 million in the aggregate, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds, or $19.32 million of the aggregate, payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination.

NOTE 4. Related Party Transactions

Founder Shares

In October 2017, the Sponsor purchased 14,375,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, the Company effected a stock dividend with respect to the Class B common stock of 2,300,000 shares thereof, resulting in the Sponsor holding an aggregate of 13,800,000 shares of Class B common stock. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. In August 2018, prior to the Public Offering, the Sponsor transferred 150,000 Founder Shares to each of the Company’s two independent directors at their original purchase price.

The holders of the Founders Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an Initial Business Combination or (B) subsequent to an Initial Business Combination, (x) if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of an Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

Concurrently with the closing of the Public Offering, the Sponsor purchased an aggregate of 9,360,000 Private Placement Warrants at a price of $1.50 per warrant ($14,040,000 in the aggregate) in the Private Placement. Each Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and equity securities that may be issued upon conversion of working capital loans, if any (and any Class A common shares issuable upon the conversion of any Founder Shares and the exercise of the Private Placement Warrants and equity securities that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement signed on August 9, 2018. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the period from October 13, 2017 (inception) through September 30, 2018, the related parties paid $294,354 of offering costs and other expenses on behalf of the Company. As of September 30, 2018, there was no amount due to the related parties.

Administrative Service Fee

The Company, commencing on August 10, 2018, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $10,000 for such services for the three and nine months ended September 30, 2018.

Forward Purchase Agreement

On August 9, 2018, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) pursuant to which an affiliate of the Sponsor agreed to purchase an aggregate of up to 30,000,000 shares of the Company’s Class A common stock (the “Forward Purchase Shares”), plus an aggregate of up to 10,000,000 warrants (the “Forward Purchase Warrants” and, together with the Forward Purchase Shares, the “Forward Purchase Units”), for an aggregate purchase price of up to $300,000,000 or $10.00 per unit. Each Forward Purchase Warrant will have the same terms as each of the Private Placement Warrants.

The obligations under the Forward Purchase Agreement do not depend on whether any public stockholders elect to redeem their shares in connection with the Initial Business Combination and provide the Company with a minimum funding level for the Initial Business Combination. Additionally, the obligations of the affiliate of the Sponsor to purchase the Forward Purchase Units are subject to termination prior to the closing of the sale of the Forward Purchase Units by mutual written consent of the Company and such affiliate, or automatically: (i) if the Initial Business Combination is not consummated within 24 months from the closing of the Public Offering, unless extended up to a maximum of sixty (60) days in accordance with the amended and restated certificate of incorporation; or (ii) if the affiliate of the Sponsor or the Company become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of the affiliate of the Sponsor or the Company in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the obligations of the affiliate of the Sponsor to purchase the Forward Purchase Units are subject to fulfillment of customary closing conditions, including that the Initial Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Deferred Underwriting COMMISSIONS

The Company is committed to pay the Deferred Discount of 3.5% of the gross proceeds of the Public Offering, or $19,320,000, to the underwriters of the Public Offering upon the Company’s completion of an Initial Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if an Initial Business Combination is not completed within 24 months after the Public Offering.

NOTE 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2018, there were 55,200,000 shares of Class A common stock, of which 53,023,595 shares were classified outside of permanent equity, and 13,800,000 shares of Class B common stock issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018, there were no shares of preferred stock issued or outstanding.

Warrants

The Warrants will become exercisable on the later of  (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of its Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or any of its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days prior written notice of redemption; and

●	if, and only if, the last reported sales price of the Class A common stock has been at least $18.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the Warrant exercise. If the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment held in Trust Account	$553,171,732	$553,171,732	$—	$—

At September 30, 2018, the investments held in the Trust Account were held in marketable securities.

Note 8. SUBSEQUENT EVENTS

Commencing October 1, 2018, holders of the Units were permitted to elect to separately trade the shares of Class A common stock and Warrants included in the Units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to Spartan Energy Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report. Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we,” “us,” “our” or the “Company” are to Spartan Energy Acquisition Corp. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On August 14, 2018 (the “IPO Closing Date”), we consummated our initial public offering (the “Public Offering”) of 55,200,000 units (the “Units”), including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $552,000,000.

On August 14, 2018, simultaneously with the consummation of the Public Offering, we completed the private sale of 9,360,000 private placement warrants at a purchase price of $1.50 per warrant to our sponsor, Spartan Energy Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds to us of approximately $14,040,000.

Approximately $552,000,000 of the net proceeds from the Public Offering and the private placement with the Sponsor has been deposited in a trust account established for the benefit of our public stockholders (the “Trust Account”).

In connection with the Public Offering, Apollo Natural Resources Partners II, L.P., a Delaware limited partnership of which the Sponsor is an indirect subsidiary (“ANRP II”), entered into a forward purchase agreement with us that provides for the purchase by ANRP II of an aggregate of up to 30,000,000 shares of our Class A common stock (the “Forward Purchase Shares”), plus an aggregate of up to 10,000,000 warrants (the “Forward Purchase Warrants” and, collectively with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of up to $300,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination.

We are currently in the process of locating suitable targets for an initial Business Combination. We intend to effectuate an initial Business Combination using cash from the proceeds of the Public Offering, the private placement of warrants that occurred simultaneously with the consummation of the Public Offering, the private placement of Forward Purchase Securities, and from additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the IPO Closing Date related to our formation and the Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three and nine months ended September 30, 2018, we had net income of $359,089, which consisted of investment income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to the Sponsor. Additionally, an affiliate of the Sponsor advanced funds totaling $294,354 to pay administrative and offering costs. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding loan and advances.

On the IPO Closing Date, we consummated the Public Offering of 55,200,000 Units, including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $552,000,000.

On August 14, 2018, simultaneously with the consummation of the Public Offering, we completed the private sale of 9,360,000 private placement warrants at a purchase price of $1.50 per warrant to the Sponsor, generating gross proceeds to us of approximately $14,040,000.

Approximately $552,000,000 of the net proceeds from the Public Offering and the private placement with the Sponsor has been deposited in the Trust Account. The $552,000,000 of net proceeds held in the Trust Account includes $19,320,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial Business Combination. Of the gross proceeds from the Public Offering and the private placement with the Sponsor that were not deposited in the Trust Account, $11,040,000 was used to pay underwriting discounts and commissions in the Public Offering, $294,354 was used to repay advances from an affiliate of the Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

At September 30, 2018, we had cash and cash equivalents of $1,559,467 and working capital of $1,384,227.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On August 9, 2018, we entered into an administrative services agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination, we will cease paying these monthly fees.

The underwriters of the Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($11,040,000) was paid at the closing of the Public Offering and 3.5% ($19,320,000) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the initial Business Combination and will be paid from amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the private placement of private placement warrants held in the Trust Account have been invested solely in U.S. government securities having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on August 13, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In October 2017, the Sponsor purchased 14,375,000 Founder Shares for $25,000, or approximately $0.002 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial Business Combination. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in the Sponsor holding an aggregate of 13,800,000 Founder Shares. In August 2018, the Sponsor transferred 150,000 Founder Shares to each of our independent directors at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Simultaneously with the consummation of the Public Offering, the Sponsor purchased from the Company an aggregate of 9,360,000 private placement warrants at a price of $1.50 per private placement warrant (for a purchase price of approximately $14,040,000). Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the IPO Closing Date, we consummated the Public Offering of 55,200,000 Units, including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $552,000,000.

On August 14, 2018, simultaneously with the consummation of the Public Offering, we completed the private sale of 9,360,000 private placement warrants at a purchase price of $1.50 per warrant to the Sponsor, generating gross proceeds to us of approximately $14,040,000.

Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Jefferies LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-226274 and 333-226747) (together, the “Registration Statement”). The SEC declared the Registration Statement effective on August 9, 2018.

From October 13, 2017 (date of inception) through August 14, 2018 (the IPO closing date), we incurred approximately $31,184,262 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced us $294,354 to be used for a portion of the expenses of the Public Offering. A total of $$294,354 was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on August 13, 2018.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $19,320,000, which amount will be payable upon consummation of the initial Business Combination) and offering expenses, the total net proceeds from our Public Offering and the sale of the private placement warrants were $554,000,000, of which $552,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Spartan Energy Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

3.2	Bylaws of Spartan Energy Acquisition Corp. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.4	Warrant Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.1	Letter Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp., its officers and directors and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.2	Investment Management Trust Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.3	Registration Rights Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp., Spartan Energy Acquisition Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.4	Administrative Services Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.5	Private Placement Warrants Purchase Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

Exhibit No.	Description

10.6	Forward Purchase Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Apollo Natural Resources Partners II, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.7	Promissory Note, dated October 18, 2017, issued to Spartan Energy Acquisition Sponsor LLC (f/k/a Nike Energy Acquisition Sponsor LLC) by Spartan Energy Acquisition Corp. (f/k/a Nike Energy Acquisition Corp.) (incorporated by reference to Exhibit 10.1 to the Company’s Draft Registration Statement on Form S-1 (File No. 377-01762) submitted to the SEC on October 27, 2017)

10.8	Securities Purchase Agreement, dated October 18, 2017, between Spartan Energy Acquisition Corp. (f/k/a Nike Energy Acquisition Corp.) and Spartan Energy Acquisition Sponsor LLC (f/k/a Nike Energy Acquisition Sponsor LLC) (incorporated by reference to Exhibit 10.5 to the Company’s Draft Registration Statement on Form S-1 (File No. 377-01762) submitted to the SEC on October 27, 2017)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN ENERGY ACQUISITION CORP.
(Registrant)

By:	/s/ James Crossen
James Crossen
Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 9, 2018