Form 10-K
period 2018-12-31
Spartan Energy Acquisition Corp.
filed 2019-03-22
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-38625

Spartan Energy Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3100340
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 258-0947

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one warrant Class A common stock, par value $0.0001 per share	The New York Stock Exchange The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not listed on any exchange or over-the counter market. The registrant’s units, each consisting of one share of Class A common stock and one-third of one warrant, began trading on the New York Stock Exchange on August 10, 2018. Commencing October 1, 2018, holders of the units were permitted to elect to separately trade the shares of Class A common stock and warrants included in the units. On December 31, 2018, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $531,576,000 based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant’s common stock of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 21, 2019, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Spartan Energy Acquisition Corp., a blank check company incorporated on October 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Spartan Energy Acquisition Sponsor LLC, a Delaware limited liability company. References to “Apollo” are to Apollo Global Management LLC (NYSE: APO), a Delaware limited liability company, and its consolidated subsidiaries. References to “Apollo Funds” are to a contrarian, value-oriented private equity, credit and real estate funds and other alternative investment vehicles for which Apollo provides asset management services, including Apollo Natural Resources Partners II, L.P., a Delaware limited partnership (“ANRP II”). References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on August 14, 2018 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business.

Introduction

We are a blank check company incorporated on October 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business.

In October 2017, the Sponsor purchased 14,375,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, the Company effected a stock dividend with respect to the Class B common stock of 2,300,000 shares thereof, resulting in the Sponsor holding an aggregate of 13,800,000 shares of Class B common stock. In August 2018, prior to the Public Offering, the Sponsor transferred 150,000 Founder Shares to each of the Company’s two independent directors at their original purchase price. The holders of our Founder Shares prior to our Public Offering are referred to herein as our “initial stockholders.”

On the Closing Date, we consummated the Public Offering of 55,200,000 units (the “Units”), including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $552,000,000. Each Unit consists of one share of our Class A common stock and one-third of one warrant. Each whole warrant (a “public warrant”) entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The public warrants will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of the Public Offering, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

On August 14, 2018, simultaneously with the consummation of the Public Offering, we completed the private sale of 9,360,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to our Sponsor, generating gross proceeds to us of approximately $14,040,000. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Approximately $552,000,000 of the net proceeds from the Public Offering and the private placement with the Sponsor has been deposited in a trust account established for the benefit of our public stockholders (the “Trust Account”).

In connection with the Public Offering, ANRP II, entered into a forward purchase agreement with us that provides for the purchase by ANRP II of an aggregate of up to 30,000,000 shares of our Class A common stock (the “Forward Purchase Shares”), plus an aggregate of up to 10,000,000 warrants (the “Forward Purchase Warrants” and, collectively with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of up to $300,000,000 in a private placement that will close simultaneously with the closing of our initial business combination. Our Sponsor has the right to transfer a portion of its obligation to purchase the Forward Purchase Securities to third parties (which we refer to throughout this Annual Report on Form 10-K as the “Forward Transferees”), and to correspondingly transfer, directly or indirectly, a proportionate number of the Founder Shares and Private Placement Warrants held by our Sponsor to any such Forward Transferee, subject to compliance with applicable securities laws. The forward purchase agreement also provides that our Sponsor and any Forward Transferee will be entitled to certain registration rights with respect to their Forward Purchase Securities, including the Class A common stock underlying their Forward Purchase Warrants.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $552,000,000 and $14,040,000, respectively, for an aggregate of $566,040,000. $552,000,000 of the gross proceeds were deposited into the Trust Account. The $552,000,000 of net proceeds held in the Trust Account includes $19,320,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial business combination. Of the gross proceeds from the Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, $11,040,000 was used to pay underwriting discounts and commissions in the Public Offering, $294,354 was used to repay loans and advances from an affiliate of our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The shares of our Class B common stock that we issued prior to the Closing Date will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of the initial business combination (other than the Forward Purchase Securities), the ratio at which the shares of our Class B common stock will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all issued and outstanding shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding the Forward Purchase Securities and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination).

On September 28, 2018, we announced that, commencing October 1, 2018, holders of the Units sold in our Public Offering may elect to separately trade the shares of Class A common stock and public warrants included in the Units. The shares of Class A common stock and public warrants that are separated will trade on the New York Stock Exchange (“NYSE”) under the symbols “SPAQ” and “SPAQ WS,” respectively. Those units not separated will continue to trade on the NYSE under the symbol “SPAQ.U.”

Our Company

We are a newly organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this 10-K as our initial business combination. We intend to focus our search for a target business in the energy industry in North America.

Our Sponsor is an affiliate of a private investment fund managed by Apollo. Apollo is led by its managing partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 28 years and lead a team of 1,118 employees, including more than 400 investment professionals (as of September 30, 2018), in New York, Los Angeles, Houston, Bethesda, London, Frankfurt, Tokyo, Madrid, Luxembourg, Hong Kong, Shanghai, Singapore, Delhi and Mumbai. Apollo’s team possesses a broad range of transaction, financial, managerial and investment skills. Apollo operates its businesses in an integrated manner, which we believe distinguishes Apollo from other alternative asset managers. Apollo’s investment professionals frequently collaborate and share information across disciplines including market insight, management, banking and consultant contacts as well as potential investment opportunities. This collaboration contributes to Apollo’s library of industry knowledge and we believe enables Apollo to invest successfully across a company’s capital structure.

Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Apollo platform to identify, acquire and operate a business in the energy industry that may provide opportunities for attractive risk-adjusted returns and specifically to focus on opportunities in multiple sectors within the energy industry and target the area with the most compelling potential returns. We believe this area of focus represents a favorable and highly fragmented market opportunity to consummate a business combination.

We intend to identify and acquire a business that could benefit from a hands-on owner with extensive transactional, financial, managerial and investment experience in the energy industry that presents potential for an attractive risk-adjusted return profile under our stewardship. Even fundamentally sound companies can often underperform their potential due to underinvestment, a temporary period of dislocation in the markets in which they operate, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. Apollo has extensive experience in identifying and executing acquisitions across the upstream, midstream, and energy services sectors of the energy industry.

We believe that we are well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the energy industry reach of ANRP II, which is further supported by the broader Apollo platform, will enable us to pursue a broad range of opportunities.

We will seek to capitalize on Apollo’s energy expertise and industry relationships to source and complete an initial business combination. From 2001 through September 30, 2018, Apollo Funds have invested or committed to invest approximately $13.5 billion across 39 natural resources-related opportunities, producing an attractive rate of return. Apollo has extensive experience investing across a variety of commodity price cycles and a track record of identifying high-quality assets, businesses and management teams with significant resources, capital and optimization potential.

With respect to the foregoing examples, past performance of Apollo and the Apollo Funds is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of Apollo’s, the Apollo Funds’ or our management’s performance as indicative of our future performance. An investment in us is not an investment in any of the Apollo Funds.

We have entered into a forward purchase agreement pursuant to which ANRP II, which is a private investment fund managed by Apollo, agreed to purchase an aggregate of up to 30,000,000 Forward Purchase Securities, consisting of the Forward Purchase Shares and the Forward Purchase Warrants, for $10.00 per unit, or an aggregate maximum amount of $300,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. ANRP II will purchase a number of Forward Purchase Units that will result in gross proceeds to us necessary to enable us to consummate our initial business combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of public shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and ANRP II to be retained by the post-business combination company for working capital or other purposes.

None of our officers or directors have served as a sponsor, director or officer of any blank check companies or special purpose acquisition companies in the past.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company in the energy industry in North America. Our acquisition strategy will leverage Apollo’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the energy industry could effect a positive transformation or augmentation of existing businesses or properties. Our goal is to build a focused business with multiple competitive advantages that have the potential to improve the target business’s overall value proposition. We plan to utilize the network and industry experience of our management team and Apollo, as well as ANRP II, in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. In addition to industry and lending community relationships, we plan to leverage relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. Members of our management team are communicating with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and are in the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

●	are fundamentally sound but that we believe can improve results by leveraging the transactional, financial, managerial and investment experience of our management team and Apollo, as well as ANRP II;

●	can utilize the extensive networks and insights that our management team and Apollo, as well as ANRP II, have built in the energy industry;

●	are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

●	will offer an attractive risk-adjusted return for our stockholders.

Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Initial Business Combination

The NYSE rules require that we complete one or more business combinations having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account). If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may pursue an acquisition opportunity jointly with our Sponsor, Apollo, or one or more of its affiliates, one or more Apollo Funds and/or investors in the Apollo Funds, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities (other than the Forward Purchase Securities) would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding the Forward Purchase Securities and any securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our Sponsor nor Apollo, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses, and we will treat the target businesses together as the initial business combination for seeking stockholder approval or for purposes of a tender offer, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Apollo, our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Apollo, our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Apollo, members of our management team and our independent directors own (directly or indirectly) Founder Shares and/or Private Placement Warrants. Accordingly, members of our management team and our board of directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, Apollo or its affiliates, as well as Apollo Funds, may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not expect that any such other blank check company would be focused on the energy industry and, as a result, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for shares of our Class A common stock (or shares of a new holding company) or for a combination of shares of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the private placements of the Private Placement Warrants and Forward Purchase Securities, our capital stock, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event that we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Selection of a Target Business and Structuring of our Initial Business Combination

Pursuant to NYSE rules, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account). The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the NYSE’s 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial stockholders, Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) of and Rule 10b-5 under the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) of or Rule 10b-5 under the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of the Public Offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares held by them and any public shares held by them in connection with the completion of our business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after our Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need 20,700,001, or 37.5%, of the 55,200,000 public shares sold in our Public Offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have 24 months from the closing of our Public Offering to complete our initial business combination. If we are unable to complete our business combination within such 24-month period we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of our Public Offering. However, if our Sponsor, officers or directors acquire public shares in or after our Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated certificate of incorporation, such an amendment would need to be approved by the affirmative vote of the holders of at least 65% of all then outstanding shares of our common stock.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside of the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors (other than our independent public accountants), service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations, and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent public accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 24 months from the closing of our Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, we will seek to have all vendors, service providers (other than our independent public accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Public Offering, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Public Offering held in the Trust Account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities, secretarial support and administrative services provided to us by our Sponsor, in an amount equal to $10,000 per month;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our Units, Class A common stock and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to, GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently formed company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please refer to “Part I, Item 1. Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

In evaluating a prospective target business for our initial business combination, our management may consider the availability of funds from the sale of the Forward Purchase Securities, which may be used as part of the consideration to the sellers in the initial business combination. If ANRP II decides not to exercise its right to purchase all or some of the Forward Purchase Securities, we may lack sufficient funds to consummate our initial business combination.

We have entered into a forward purchase agreement pursuant to which ANRP II, which is a private investment fund managed by Apollo, agreed to purchase an aggregate of up to 30,000,000 Forward Purchase Securities, consisting of the Forward Purchase Shares and the Forward Purchase Warrants, for $10.00 per unit, or an aggregate maximum amount of $300,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. The funds from the sale of the Forward Purchase Securities are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used for working capital in the post-transaction company. If ANRP II does not agree to fund more than the amount necessary to complete the initial business combination, the post-transaction company may not have enough cash available for working capital. The obligations under the forward purchase agreement will not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination. However, if the sale of the Forward Purchase Securities does not close, for example, by reason of the failure of ANRP II or any Forward Transferee to fund the purchase price for their Forward Purchase Securities, we may lack sufficient funds to consummate our initial business combination. ANRP II’s obligation to purchase Forward Purchase Securities will, among other things, be conditioned on our completing an initial business combination with a company engaged in a business that is within the investment objectives of ANRP II, on the business combination (including the target assets or business, and the terms of the business combination) being reasonably acceptable to ANRP II and on a requirement that such initial business combination is approved by a unanimous vote of our board of directors. The investment objective of ANRP II is to make investments in the natural resources industry, principally in the energy, metals and mining, and agriculture sectors. In determining whether a target is reasonably acceptable to ANRP II, we expect that ANRP II would consider many of the same criteria as we will consider, but will also consider whether the investment is an appropriate investment for ANRP II. Accordingly, if we pursue an acquisition target that is outside of ANRP II’s investment objectives or that is not reasonably acceptable to ANRP II, or if the initial business combination is not approved by a unanimous vote of our board of directors, ANRP II would not be obligated to purchase any Forward Purchase Securities, and we may need to seek alternative financing. Additionally, ANRP II’s and any Forward Transferee’s obligations to purchase the Forward Purchase Securities will be subject to termination prior to the closing of the sale of such securities by mutual written consent of the Company and such party, or automatically: (i) if our initial business combination is not consummated within 24 months from the closing of our Public Offering, unless extended up to a maximum of 60 days in accordance with our amended and restated certificate of incorporation; or (ii) if we or ANRP II becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within 60 days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of us or ANRP II, in each case which is not removed, withdrawn or terminated within 60 days after such appointment. In addition, ANRP II’s obligations to purchase the Forward Purchase Securities will be subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the Forward Purchase Securities. In the event of any such failure to fund by ANRP II or any Forward Transferee, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding shares of common stock. Our initial stockholders and management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within 24 months after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the 24 months after the closing of our Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our initial stockholders, Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock and public warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that our initial stockholders, Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. See “Part I, Item 1. Business — Permitted Purchases of our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which stockholders or warrant holders to purchase securities from in any private transaction.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering, or (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100,000,000, and the market value of our publicly-held shares would be required to be at least $80,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and public warrants are listed on the NYSE, our Units, Class A common stock and public warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act (“Rule 419”). Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the public shares, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination, and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months after the Closing Date, assuming that our initial business combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, only approximately $1,531,595 is available to us, as of December 31, 2018, outside the Trust Account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such an event, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent public accountants), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering; or (iii) the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement governing the terms of our warrants, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our Forward Purchase Securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the shares of Class A common stock issuable upon exercise of such warrants. Pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to file within 30 days after the closing of the initial business combination a registration statement with the SEC for the resale of the Forward Purchase Shares and the Forward Purchase Warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as practicable after it is filed. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our Private Placement Warrants, holders of our Forward Purchase Securities, holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the energy industry, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business or businesses in the energy industry, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a target business in the energy industry. Certain of the Apollo Funds have historically invested in companies in the energy industry, with opportunistic investments in the upstream, midstream and energy services sectors. Accordingly, we may pursue a target business in these sectors or any other sector within the energy industry. Risks inherent in investments in the energy industry include, but are not limited to, the following:

●	Volatility of oil and natural gas prices;

●	Price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

●	Competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;

●	Significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;

●	The speculative nature of and high degree of risk involved in investments in the upstream, midstream and energy services sectors, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

●	Drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;

●	Proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

●	Availability of key inputs, such as strategic consumables, raw materials and drilling and processing equipment;

●	The supply of and demand for oilfield services and equipment in the United States and internationally;

●	Available pipeline, storage and other transportation capacity;

●	Changes in global supply and demand and prices for commodities;

●	Impact of energy conservation efforts;

●	Technological advances affecting energy production and consumption;

●	Overall domestic and global economic conditions;

●	Availability of, and potential disputes with, independent contractors;

●	Natural disasters, terrorist acts and similar dislocations; and

●	Value of U.S. dollar relative to the currencies of other countries.

Past performance by Apollo, ANRP II, other Apollo Funds and our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, Apollo, ANRP II, other Apollo Funds and our management team is presented for informational purposes only. Past performance by Apollo, ANRP II, other Apollo Funds and our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Apollo, ANRP II, other Apollo Funds and our management team’s performance as indicative of our future performance or of an investment in the Company or the returns the Company will, or is likely to, generate going forward. None of our officers or directors have served as a sponsor, director or officer of any blank check companies or special purpose acquisition companies in the past.

We may seek acquisition opportunities in industries or sectors outside of the energy industry (which industries may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the energy industry, we will consider a business combination outside of the energy industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the energy industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the energy industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the energy industry would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interests of our investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Unlike some other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities convertible or exercisable for shares of Class A common stock are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of our initial business combination, the ratio at which Founder Shares will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of our shares of common stock outstanding upon completion of our Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding the Forward Purchase Securities and any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effectuate our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effectuate our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effectuating our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors are also employed by Apollo, which is an investment manager to various private investment funds which may make investments in companies that we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented. In addition, we may be precluded from opportunities because they are being pursued by Apollo or Apollo Funds and they may outperform any business we acquire.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, Apollo manages several investment vehicles which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities. Investment ideas generated within Apollo may be suitable for both us and for Apollo and/or current or future Apollo Funds and may be directed to them rather than to us. Such opportunities may outperform any businesses we acquire. Neither Apollo nor members of our management team who are also employed by Apollo have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. Apollo and/or our management, in their capacities as employees of Apollo or in their other endeavors, may be required to present potential business combinations to other entities, before they present such opportunities to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Apollo, one or more Apollo Funds and/or one or more investors in the Apollo Funds. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, certain of the Apollo Funds are focused on investments in the energy industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Apollo Funds.

In addition, Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Apollo or any of its affiliates or the Apollo Funds provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities. They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of Apollo, one or more Apollo Funds and/or one or more investors in the Apollo Funds. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In October 2017, our Sponsor purchased an aggregate of 14,375,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In July 2018, the Sponsor surrendered 2,875,000 of its Class B common stock for no consideration. In August 2018, we effected a stock dividend with respect to our Class B common stock of 2,300,000 shares of Class B common stock for no consideration thereof, resulting in the Sponsor holding an aggregate of 13,800,000 Class B common stock. In August 2018, our Sponsor transferred 150,000 Founder Shares to each of our independent directors at their original purchase price. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 9,360,000 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $14,040,000, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The Founder Shares are identical to the public shares, except that they are shares of Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

In addition, Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Apollo or any of its affiliates or the Apollo Funds provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants and the forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the director designees of our Sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the director designees of our Sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our Sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public stockholders would find favorable.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to effectuate a business combination, we may amend various provisions of our charter and governing instruments, including the warrant agreement, the underwriting agreement relating to our Public Offering, the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to the charter, any such amendments would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants and the forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination. The Forward Purchase Shares will not be issued until completion of our initial business combination, and, accordingly, will not be included in any stockholder vote until such time.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that our shares of Class A common stock satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrant holder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then current market price. Accordingly, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business transaction, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants shall be calculated using the volume weighted average sale price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.

If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of Class A common stock have a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 18,400,000 shares of Class A common stock as part of the units. We also issued 9,360,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, we may also issue 30,000,000 shares of Class A common stock and warrants to purchase up to 10,000,000 shares of Class A common stock in connection with our initial business combination pursuant to the forward purchase agreement. Our initial stockholders currently own an aggregate of 13,800,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our Public Offering, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 9 West 57th Street, 43rd Floor, New York, NY 10019, and our telephone number is (212) 258-0947. The cost for our use of this space is included in the $10,000 per month fee we will pay to our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the NYSE under the symbol “SPAQ.U” on August 10, 2018. Commencing on October 1, 2018, holders of the Units could elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on the NYSE under the symbols “SPAQ” and “SPAQ WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “SPAQ.U.”

Holders

At March 21, 2019, there was one holder of record of our Units, one holder of record of our Class A common stock, three holders of record of our Class B common stock, one holder of record of our Warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in the Sponsor holding an aggregate of 13,800,000 Founder Shares. In August 2018, the Sponsor transferred 150,000 Founder Shares to each of our independent directors at their original purchase price. Our board of directors is not currently contemplating and does not anticipate declaring any other stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Use of Proceeds

On the Closing Date, we consummated the Public Offering of 55,200,000 Units, including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $552,000,000.

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

From October 13, 2017 (date of inception) through August 14, 2018 (the IPO closing date), we incurred approximately $31,184,262 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced us $294,354 to be used for a portion of the expenses of the Public Offering. A total of $294,354 was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on August 13, 2018.

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

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on October 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the private placements of the Private Placement Warrants and Forward Purchase Securities, our capital stock, debt or a combination of the foregoing.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the Closing Date related to our formation and our Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the period from October 13, 2017 (date of inception) to December 31, 2017, we had a net loss of $3,868, which consisted of general and administrative expenses.

For the year ended December 31, 2018, we had net income of $2,653,250, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of the Founder Shares to the Sponsor. Additionally, an affiliate of the Sponsor advanced funds totaling $294,354 to pay administrative and offering costs. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding loan and advances.

On the Closing Date, we consummated the Public Offering of 55,200,000 Units, including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $552,000,000.

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

At December 31, 2018, we had cash of $1,531,595 and working capital of $1,154,357.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

  INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2018 and 2017	F-3

Statements of Operations for the Year Ended December 31, 2018 and for the Period from October 13, 2017 (inception) through December 31, 2017	F-4

Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2018 and for the Period from October 13, 2017 (inception) through December 31, 2017	F-5

Statements of Cash Flows for the Year Ended December 31, 2018 and for the Period from October 13, 2017 (inception) through December 31, 2017	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spartan Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spartan Energy Acquisition Corp. (the “Company”), as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from October 13, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from October 13, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

March 22, 2019

Spartan Energy Acquisition Corp.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalent	$1,531,595	$25,000
Prepaid expenses	248,329	—
Total current assets	1,779,924	25,000

Deferred offering costs	—	233,000
Investment held in Trust Account	555,695,763	—

Total assets	$557,475,687	$258,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,249	$236,868
Advances from related party	204,949	—
Accrued income and franchise taxes	398,369	—
Total current liabilities	625,567	236,868

Deferred underwriting commissions	19,320,000	—

Total liabilities	19,945,567	236,868

Commitments and contingencies

Class A common stock subject to possible redemption; 53,253,011 shares and none at December 31, 2018 and 2017, respectively (at approximately $10.00 per share)	532,530,110	—

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 200,000,000 shares authorized, 1,946,989 shares issued and outstanding (excluding 53,253,011 shares subject to possible redemption) at December 31, 2018 and none at December 31, 2017	195	—
Class B common stock, $0.0001 par value per share, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively (1)	1,380	1,380
Additional paid-in capital	2,349,053	23,620
Retained earnings (accumulated deficit)	2,649,382	(3,868)
Total stockholders’ equity	5,000,010	21,132
Total liabilities and stockholders’ equity	$557,475,687	$258,000

(1)	Share and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018 (see Note 4).

See accompanying notes to financial statements.

Spartan Energy Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2018	For the Period from October 13, 2017 (inception) through December 31, 2017

REVENUE	$—	$—

EXPENSES
Administrative fee – related party	40,000	—
General and administrative expenses	811,091	3,868

TOTAL EXPENSES	851,091	3,868

OTHER INCOME
Investment income from Trust Account	4,375,763	—
Interest income	6,947

TOTAL OTHER INCOME	4,382,710	—

INCOME (LOSS) BEFORE INCOME TAX PROVISION	3,531,619	(3,868)

Income tax provision	878,369	—

Net Income (Loss)	$2,653,250	$(3,868)

Weighted average shares outstanding of Class A common stock	55,200,000	—
Basic and diluted net income (loss) per share, Class A	$0.06	$—

Weighted average shares outstanding of Class B common stock (1)	13,800,000	13,800,000
Basic and diluted net income (loss) per share, Class B	$(0.05)	$(0.00)

(1)	Share and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018 (see Note 4).

See accompanying notes to financial statements.

Spartan Energy Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance as of October 13, 2017 (inception)	-	$-	-	$-	$-	$-	$-
Sale of Class B common stock to Sponsor at approximately $0.002 per share (1)	-	-	13,800,00	1,380	23,620	-	25,000

Net loss	-	-				(3,868)	(3,868)
Balance as of December 31, 2017	-	-	13,800,000	1,380	23,620	(3,868)	21,132

Sale of Units in Public Offering	55,200,000	5,520	-	-	551,994,480	-	552,000,000

Underwriters’ discount and offering costs	-	-	-	-	(31,184,262)	-	(31,184,262)

Sale of Private Placement Warrants to Sponsor	-	-	-	-	14,040,000	-	14,040,000

Class A common stock subject to possible redemption	(53,253,011)	(5,325)	-	-	(532,524,785)	-	(532,530,110)

Net income	-	-	-	-	-	2,653,250	2,653,250
Balance as of December 31, 2018	1,946,989	$195	13,800,000	$1,380	$2,349,053	$2,649,382	$5,000,010

(1)	Share and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018 (see Note 4).

See accompanying notes to financial statements.

Spartan Energy Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2018	For the Period from October 13, 2017 (inception) through December 31, 2017
Cash Flows From Operating Activities:
Net income (loss)	$2,653,250	$(3,868)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(4,375,763)	—
Changes in operating assets and liabilities:
Prepaid expenses	(248,329)	—
Accounts payable and accrued expenses	18,381	3,868
Advances from related party	204,949	—
Accrued income and franchise taxes	398,369	—
Net Cash Used In Operating Activities	(1,349,143)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(552,000,000)	—
Investment income released from Trust Account to pay taxes	680,000	—
Net Cash Used In Investing Activities	(551,320,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering	552,000,000	—
Proceeds from sale of Private Placement Warrants	14,040,000	—
Payment of underwriter discounts and commissions	(11,040,000)	—
Payment of offering costs	(824,262)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net Cash Provided By Financing Activities	554,175,738	25,000

Net change in cash and cash equivalent	1,506,595	25,000

Cash and cash equivalent at beginning of period	25,000	—

Cash and cash equivalent at end of period	$1,531,595	$25,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$680,000	$—

Supplemental disclosure of non-cash financing activities:

Deferred underwriters’ discounts and commissions charged to additional paid-in capital in connection with the Public Offering	$19,320,000	$—
Change in value of Class A common stock subject to possible redemption	$532,530,110	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$233,000

See accompanying notes to financial statements.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. Description of Organization and Business Operations

Organization and General

Spartan Energy Acquisition Corp. (the “Company”) was incorporated in Delaware on October 13, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act’), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At December 31, 2018, the Company had not commenced any operations. All activity for the period from October 13, 2017 (inception) through December 31, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Accordingly, at December 31, 2018, 53,253,011 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018 or 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 or 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of December 31, 2018, there was $204,949 due to the related parties.

Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced the Company $294,354 to be used for a portion of the expenses of the Public Offering. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding advances.

Administrative Service Fee

The Company, commencing on August 10, 2018, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $40,000 for such services for the year ended December 31, 2018.

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

NOTE 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2018, there were 55,200,000 shares of Class A common stock, of which 53,253,011 shares were classified outside of permanent equity, and 13,800,000 shares of Class B common stock issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment held in Trust Account	$555,695,763	$555,695,763	$—	$—

At December 31, 2018, the investments held in the Trust Account were held in marketable securities.

Note 8. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% was used to calculate the amount of any federal income tax due on taxable income earned during 2018.

The Company’s deferred tax assets are as follows at December 31, 2018:

December 31, 2018
Deferred tax asset
Startup expenses/Organizational costs	$136,729
Valuation Allowance	(136,729)
Deferred tax asset, net of allowance	$-

The income tax provision (benefit) consists of the following at December 31, 2018:

Year Ended December 31, 2018
Federal
Current	$878,369
Deferred	(136,729)
State and Local
Current	-
Deferred	-
Change in valuation allowance	136,729
Income tax provision (benefit)	$878,369

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2018, the change in the valuation allowance was $136,729.

A reconciliation of the statutory tax rate to the Company’s effective tax rates as of December 31, 2018 is as follows:

Year Ended December 31, 2018
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	3.9%
Income tax provision (benefit)	24.9%

Note 9. SUBSEQUENT EVENTS

There have been no subsequent events through March 22, 2019, the date these financial statements were available to be issued, that require recognition or disclosure in such financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Gregory A. Beard	47	Chairman of the Board of Directors
Geoffrey Strong*	44	Chief Executive Officer and Director
James Crossen*	45	Chief Financial Officer and Chief Accounting Officer
Robert C. Reeves	49	Independent Director
John M. Stice	59	Independent Director

*	Denotes an executive officer.

Gregory Beard — Chairman of the Board of Directors. Gregory Beard has served as a member of our board of directors since October 18, 2017. Mr. Beard is the Global Head of Natural Resources and a Senior Partner at Apollo, having joined the Firm in 2010. Mr. Beard oversees all investment activities in the energy, metals and mining and agriculture sectors. Since Mr. Beard joined the firm, Apollo private equity funds have invested or committed to invest approximately $11.7 billion in natural resources-related investments as of December 2018. Previously, Mr. Beard was at Riverstone Holdings, an energy-focused private equity firm, as a founding member and managing director. He began his career as a financial analyst at Goldman Sachs, where he played an active role in energy-sector principal investment activities. Mr. Beard currently serves on the boards of directors of Apex Energy, LLC, Caelus Energy Alaska, LLC, CSV Midstream Solutions GP LLC, Double Eagle Energy Holdings III LLC, DoublePoint Energy, LLC, Jupiter Resources GP LLC, Roundtable Energy Holdings LLC, Pegasus Optimization Partners, LLC, Northwoods Energy LLC, and Tumbleweed Royalty, LLC. He also serves on the board of directors of The Conservation Fund. He previously served on the boards of directors of Athlon Energy Inc., Belden & Blake Corporation, CanEra Resources Inc., CDM Resource Management Ltd., Cobalt International Energy, Inc., International Logging, Inc., Legend Natural Gas I, L.P., Legend Natural Gas II, L.P., Legend Natural Gas III, L.P., Legend Natural Gas IV, L.P., Mariner Energy, Inc., NRI Management Group LLC, Phoenix Exploration, Titan Operating LLC, Talos, Double Eagle Energy Holdings LLC & Double Eagle Energy Holdings II LLC and Vantage Energy LLC. Mr. Beard received his Bachelor of Arts degree from the University of Illinois at Urbana. We believe Mr. Beard’s extensive background in the energy industry makes him well qualified to serve on our board of directors.

Geoffrey Strong — Chief Executive Officer and Director. Geoffrey Strong has served as our Chief Executive Officer since October 18, 2017. Mr. Strong is a Senior Partner at Apollo Private Equity having joined in 2012, and is focused on the Firm’s natural resources activities. Prior to that time, Mr. Strong worked in the Private Equity group at Blackstone, where he focused primarily on investments in the energy sector. Prior thereto, Mr. Strong was a Vice President of Morgan Stanley Capital Partners, the private equity business within Morgan Stanley. Mr. Strong serves or has served on the board of directors of the following Apollo portfolio companies or affiliates: Apex Energy, LLC, Apollo Royalties Management, Caelus Energy Alaska, LLC, Chisholm Oil and Gas, LLC, Double Eagle Energy Holdings LLC, Double Eagle Energy Holdings II LLC, Double Eagle Energy Holdings III LLC, DoublePoint Energy, LLC, Freestone Midstream, Great Salt Plains Midstream Holdings, LLC, Momentum Minerals, LLC, Northwoods Energy LLC, Roundtable Energy Holdings LLC, Tumbleweed Royalty, LLC, and Vistra Energy Corp. Mr. Strong graduated summa cum laude with a BS in Business Administration from Western Oregon University, graduated cum laude with a JD from Lewis & Clark College, and graduated with an MBA from the University of Pennsylvania’s Wharton School of Business. Mr. Strong’s extensive experience investing in the energy industry makes him a valuable addition to our management team and board of directors.

James Crossen — Chief Financial Officer and Chief Accounting Officer. Mr. Crossen has served as our Chief Financial Officer and Chief Accounting Office since October 18, 2017. Mr. Crossen is Chief Financial Officer for Private Equity and Real Assets at Apollo, having joined the Firm in 2010. Prior to that time, Mr. Crossen was a Controller at Roundtable Investment Partners LLC. Prior thereto, Mr. Crossen was a Controller at Fortress Investment Group. Prior to that time, Mr. Crossen was a member of the Funds Management and Tax Group at JP Morgan Partners LLC. Mr. Crossen is a Certified Public Accountant in New York. Mr. Crossen served in the United States Marine Corps and graduated summa cum laude from the University of Connecticut. We believe Mr. Crossen’s extensive background in the energy industry makes him a valuable addition to our management team.

Robert C. Reeves — Director. Mr. Reeves has served as a member of our board of directors since August 9, 2018. Mr. Reeves previously served as Athlon Energy’s Chairman, President, and CEO since its formation in August 2010 through to its $7.1 billion sale to Encana in November 2014. Mr. Reeves was Senior Vice President, Chief Financial Officer and Treasurer of Encore Acquisition Company and Encore Energy Partners until the $4.5 billion sale of both companies to Denbury Resources Inc. in March 2010. Prior to joining Encore, Mr. Reeves served as Assistant Controller for Hugoton Energy Corporation. Mr. Reeves serves on the Board of Directors for publicly held EP Energy Corp, which owns oil and gas properties in the Eagle Ford in South Texas, the Permian Basin of West Texas and the Altament of Utah for privately held Incline Niobrara Partners LP and Incline Energy Partners LP, which focus on acquiring oil and liquids-rich minerals, royalties and non-operated working interest in the DJ basin of Colorado. Since February 2015, Mr. Reeves has served as Chairman and President of Solar Soccer Club, a private 501(c)3 non-profit organization focused on youth soccer development in the Dallas-Fort Worth area. Mr. Reeves received his BS in accounting from the University of Kansas and is a Certified Public Accountant. Mr. Reeves is well qualified to serve as a director due to his extensive experience in public and private company operations and with mergers and acquisitions execution and integration.

John M. Stice — Director. Mr. Stice has served as a member of our board of directors since August 9, 2018. Mr. Stice previously served as Chief Executive Officer of Access Midstream from the time it spun out of Chesapeake Energy until his retirement in 2015. Mr. Stice began his career in 1981 with Conoco, as an associate engineer. For more than 25 years, Mr. Stice held technical and managerial positions of increasing responsibility with ConocoPhillips in exploration, production, midstream, and gas marketing worldwide. In November 2008, Mr. Stice joined Chesapeake and served as President of Chesapeake Midstream Development and Senior Vice President of Natural Gas Projects for Chesapeake Energy. He retired in 2015 as Chief Executive Officer of Access Midstream, formerly Chesapeake Midstream Partners.  Currently, Mr. Stice serves as Dean of the Mewbourne College of Earth & Energy at the University of Oklahoma, a position he assumed in August 2015. Mr. Stice serves on the boards of directors of Marathon Petroleum Corporation, MPLX and U.S. Silica Holdings, Inc. Mr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University, and a doctorate in education from The George Washington University. As a result of his professional and academic experiences, Mr. Stice brings extensive breadth, depth and expertise in the oil and natural gas services industry to our board of directors.

Number and Terms of Office of Officers and Directors

We have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of John M. Stice, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Robert C. Reeves, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Geoffrey Strong and Gregory Beard, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. John M. Stice, Robert C. Reeves and Geoffrey Strong serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. John M. Stice and Robert C. Reeves are independent. We have one year from the date of our Public Offering to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the closing of our Public Offering, at which time Geoffrey Strong will resign from the committee.

John M. Stice serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Robert C. Reeves qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our board of directors has adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. John M. Stice and Robert C. Reeves serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. John M. Stice and Robert C. Reeves are independent. Robert C. Reeves serves as chair of the compensation committee.

Our board of directors has adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance will be John M. Stice and Robert C. Reeves. Robert C. Reeves serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018, there were no delinquent filers.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement related to our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 9 West 57th Street, 43rd Floor New York, NY or by telephone at (212) 258-0947. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Apollo manages several investment vehicles. Apollo and its affiliates, as well as Apollo Funds, may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Apollo may be suitable for both us and for Apollo affiliates and/or current or future Apollo Funds and may be directed to such affiliates and/or Apollo Funds rather than to us. Neither Apollo nor members of our management team who are also employed by Apollo have any obligation to present us with any opportunity for a potential business combination of which they become aware. Apollo and/or our management, in their capacities as partners, officers or employees of Apollo or in their other endeavors, may be required to present potential business combinations to other entities, before they present such opportunities to us.

In addition, Apollo or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not expect that any such other blank check company would be focused on the energy industry and, as a result, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with any affiliates of Apollo or investors in the Apollo Funds. Such entities may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. In addition, Apollo and its affiliates and/or Apollo Funds, including our officers and directors who are affiliated with Apollo, may Sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Investors and potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 24 months after the closing of our Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any Founder Shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Apollo, our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we pay an amount equal to $10,000 per month to our Sponsor for office space, utilities, secretarial support and administrative services provided to us.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our initial stockholders have agreed to vote any Founder Shares held by them and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote any public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.

Each of our independent directors will receive a one-time cash retainer of $150,000. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Apollo, our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements and the cash retainer to our independent directors, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2019 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the public warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Spartan Energy Acquisition Sponsor LLC (our Sponsor)(2)(3)	13,500,000		19.6%
Gregory Beard	—		—
Geoffrey Strong	13,500,000		19.6%
James Crossen	—		—
Robert C. Reeves(2)	150,000		*
John M. Stice(2)	150,000		*
All directors and executive officers as a group (5 Individuals)	13,800,000	(4)	20%
Adage Capital Partners, L.P.(5)	4,752,000		6.9%

*	Less than one percent.

(1)	This table is based on 69,000,000 shares of common stock outstanding at March 21, 2019, of which 55,200,000 were shares of Class A common stock and 13,800,000 were shares of Class B common stock. Unless otherwise noted, the business address of each of the following entities or individuals is 9 West 57th Street, 43rd Floor, New York, NY 10019.

(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment. Excludes Forward Purchase Shares that will only be issued, if at all, at the time of our initial business combination.

(3)	Spartan Energy Acquisition Sponsor LLC is the record holder of the shares reported herein. Geoffrey Strong is the Chief Executive Officer of Spartan Energy Acquisition Sponsor LLC. Mr. Strong may be deemed to have or share beneficial ownership of the common stock held directly by Spartan Energy Acquisition Sponsor LLC. In addition, AP Spartan Energy Holdings, L.P., a wholly owned indirect subsidiary of alternative investment vehicles of Apollo Natural Resources Partners II, L.P., directly owns all of the limited liability company interests of Spartan Energy Acquisition Sponsor LLC. Accordingly, Apollo Natural Resources Partners II, L.P. may be deemed to have or share beneficial ownership of the common stock held directly by Spartan Energy Acquisition Sponsor LLC.

(4)	These shares represent 100% of the Founder Shares.

(5)	According to a Schedule 13G filed with the SEC on August 15, 2018 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by ACP. ACPGP is the general partner of ACP, ACA is the managing member of ACPGP, and Messrs. Atchinson and Gross are managing members of ACA. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In October 2017, we issued an aggregate of 14,375,000 Founder Shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, we effected a stock dividend with respect to our Class B common stock of 2,300,000 shares of Class B common stock for no consideration thereof, resulting in the Sponsor holding an aggregate of 13,800,000 shares of Class B common stock. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our Public Offering. In August 2018, our Sponsor transferred 150,000 Founder Shares to each of our independent directors at their original purchase price.

Private Placement Warrants

Our Sponsor purchased an aggregate of 9,360,000 Private Placement Warrants for a purchase price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of our Public Offering. As such, our Sponsor’s interest in this transaction is valued at approximately $14,040,000. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Forward Purchase Agreement

We have entered into a forward purchase agreement pursuant to which ANRP II, which is a private investment fund managed by Apollo, agreed to purchase an aggregate of up to 30,000,000 Forward Purchase Units, consisting of the Forward Purchase Shares and the Forward Purchase Warrants, for $10.00 per unit, or an aggregate maximum amount of $300,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. ANRP II will purchase a number of Forward Purchase Units that will result in gross proceeds to us necessary to enable us to consummate our initial business combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of public shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and ANRP II to be retained by the post-business combination company for working capital or other purposes. ANRP II’s obligation to purchase Forward Purchase Units will, among other things, be conditioned on our completing an initial business combination with a company engaged in a business that is within the investment objectives of ANRP II, on the business combination (including the target assets or business, and the terms of the business combination) being reasonably acceptable to ANRP II and on a requirement that such initial business combination is approved by a unanimous vote of our board of directors. The investment objective of ANRP II is to make investments in the natural resources industry, principally in the energy, metals and mining, and agriculture sectors. In determining whether a target is reasonably acceptable to ANRP II, we expect that ANRP II would consider many of the same criteria as we will consider, but will also consider whether the investment is an appropriate investment for ANRP II.

The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by ANRP II or its permitted transferees, and the Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in our Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights, as described herein. Any Forward Purchase Warrant held by a holder other than ANRP II or its permitted transferees will have the same terms as the warrants included in the Units sold in our Public Offering.

ANRP II will have the right to transfer a portion of its obligation to purchase the Forward Purchase Securities to third parties, subject to compliance with applicable securities laws.

The forward purchase agreement also provides that ANRP II and any Forward Transferees will be entitled to certain registration rights with respect to their Forward Purchase Securities, including the Class A common stock underlying their Forward Purchase Warrants.

Administrative Services Agreement

On August 9, 2018, we entered into an administrative services agreement with our Sponsor, pursuant to which we pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Apollo, our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Loans and Advances

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of Founder Shares to the Sponsor. Additionally, an affiliate of the Sponsor advanced funds totaling $294,354 to pay administrative and offering costs. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding loan and advances.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, dated August 9, 2018, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, on the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our business combination, (i) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to file within 30 days after the closing of the initial business combination a registration statement registering the resale of the Forward Purchase Shares and the Forward Purchase Warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as practicable after it is filed.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that John M. Stice and Robert C. Reeves are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the period from October 13, 2017 (date of inception) through December 31, 2017	For the year ended December 31, 2018
Audit Fees(1)	$23,000	$88,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	3,000
All Other Fees(4)	—	—
Total	$23,000	$91,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Spartan Energy Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

3.2	Bylaws of Spartan Energy Acquisition Corp. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.4	Warrant Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.1	Letter Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp., its officers and directors and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.2	Investment Management Trust Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.3	Registration Rights Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp., Spartan Energy Acquisition Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.4	Administrative Services Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.5	Private Placement Warrants Purchase Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.6	Forward Purchase Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Apollo Natural Resources Partners II, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.7	Promissory Note, dated October 18, 2017, issued to Spartan Energy Acquisition Sponsor LLC (f/k/a Nike Energy Acquisition Sponsor LLC) by Spartan Energy Acquisition Corp. (f/k/a Nike Energy Acquisition Corp.) (incorporated by reference to Exhibit 10.1 to the Company’s Draft Registration Statement on Form S-1 (File No. 377-01762) submitted to the SEC on October 27, 2017)

10.8	Securities Purchase Agreement, dated October 18, 2017, between Spartan Energy Acquisition Corp. (f/k/a Nike Energy Acquisition Corp.) and Spartan Energy Acquisition Sponsor LLC (f/k/a Nike Energy Acquisition Sponsor LLC) (incorporated by reference to Exhibit 10.5 to the Company’s Draft Registration Statement on Form S-1 (File No. 377-01762) submitted to the SEC on October 27, 2017)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN ENERGY ACQUISITION CORP.

Date: March 22, 2019	By:	/s/ Geoffrey Strong
Geoffrey Strong
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoffrey Strong and James Crossen and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory Beard	Chairman of the Board of Directors	March 22, 2019
Gregory Beard

/s/ Geoffrey Strong	Chief Executive Officer and Director	March 22, 2019
Geoffrey Strong	(Principal Executive Officer)

/s/ James Crossen	Chief Accounting Officer and Chief Financial Officer	March 22, 2019
James Crossen	(Principal Accounting Officer, Principal Financial Officer)

/s/ Robert C. Reeves	Director	March 22, 2019
Robert C. Reeves

/s/ John M. Stice	Director	March 22, 2019
John M. Stice