Form 10-Q
period 2019-03-31
Spartan Energy Acquisition Corp.
filed 2019-05-09
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38625

Spartan Energy Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3100340
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9 West 57th Street, 43rd Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 258-0947
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one warrant	SPAQ.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPAQ	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPAQ.WS	The New York Stock Exchange

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

As of May 8, 2019, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

PART I – INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Spartan Energy Acquisition Corp.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$967,472	$1,531,595
Prepaid expenses	270,302	248,329
Total current assets	1,237,774	1,779,924

Investment held in Trust Account	558,915,205	555,695,763

Total assets	$560,152,979	$557,475,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$71,341	$22,249
Advances from related party	149,517	204,949
Accrued income and franchise taxes	913,411	398,369
Total current liabilities	1,134,269	625,567

Deferred underwriting commissions	19,320,000	19,320,000

Total liabilities	20,454,269	19,945,567

Commitments and contingencies

Class A common stock subject to possible redemption; 53,469,870 and 53,253,011 shares at March 31, 2019 and December 31, 2018, respectively (at approximately $10.00 per share)	534,698,700	532,530,110

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 200,000,000 shares authorized, 1,730,130 and 1,946,989 shares issued and outstanding (excluding 53,469,870 and 53,253,011 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	173	195
Class B common stock, $0.0001 par value per share, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,380	1,380
Additional paid-in capital	180,485	2,349,053
Retained earnings	4,817,972	2,649,382
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$560,152,979	$557,475,687

See accompanying notes to unaudited condensed financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

REVENUE	$—	$—

EXPENSES
Administrative fee – related party	30,000	—
General and administrative expenses	363,015	—

TOTAL EXPENSES	393,015	—

OTHER INCOME
Investment income from Trust Account	3,219,442	—
Interest income	7,890	—

TOTAL OTHER INCOME	3,227,332	—

INCOME BEFORE INCOME TAX PROVISION	2,834,317	—

Income tax provision	665,727	—

Net Income	$2,168,590	$—

Weighted average shares outstanding of Class A common stock	55,200,000	—
Basic and diluted net income per share, Class A	$0.05	$—

Weighted average shares outstanding of Class B common stock	13,800,000	13,800,000
Basic and diluted net income (loss) per share, Class B	$(0.02)	$—

See accompanying notes to unaudited condensed financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

 For the three months ended March 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,946,989	$195	13,800,000	$1,380	$2,349,053	$2,649,382	$5,000,010

Change in Class A common stock subject to possible redemption	(216,859)	(22)	-	-	(2,168,568)	-	(2,168,590)

Net income	-	-	-	-	-	2,168,590	2,168,590
Balance as of March 31, 2019	1,730,130	$173	13,800,000	$1,380	$180,485	$4,817,972	$5,000,010

For the three months ended March 31, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2017	-	$-	13,800,000	$1,380	$23,620	$(3,868)	$21,132

Net income	-	-	-	-	-	-	-
Balance as of March 31, 2018	-	$-	13,800,000	$1,380	$23,620	$(3,868)	$21,132

 See accompanying notes to unaudited condensed financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$2,168,590	$—
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(3,219,442)	—
Changes in operating assets and liabilities:
Prepaid expenses	(21,973)	—
Accounts payable and accrued expenses	49,092	—
Advances from related party	(55,432)	—
Accrued income and franchise taxes	515,042	—
Net Cash Used In Operating Activities	(564,123)	—

Net change in cash and cash equivalent	(564,123)	—

Cash and cash equivalent at beginning of period	1,531,595	25,000

Cash and cash equivalent at end of period	$967,472	$25,000

Supplemental disclosure of non-cash financing activities:

Payment of offering costs by related party	$—	$23,000
Change in value of Class A common stock subject to possible redemption	$2,168,590	$—

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2019, the Company had not commenced any operations. All activity for the period from October 13, 2017 (inception) through March 31, 2019 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2018.

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 22, 2019.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At March 31, 2019 and December 31, 2018, 53,469,870 and 53,253,011, respectively, of the 55,200,000 outstanding shares of Class A common stock were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company paid an underwriting discount of 2.0% of the gross offering proceeds, or $11.04 million in the aggregate, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds, or $19.32 million in the aggregate, payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination.

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

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the three months ended March 31, 2019, the related party paid $286,532 of other expenses on behalf of the Company and the Company had repaid the related party $341,964 for advances. As of March 31, 2019 and December 31, 2018, there was $149,517 and $204,949, respectively, due to the related parties.

Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced the Company $294,354 to be used for a portion of the expenses of the Public Offering. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding advances.

Administrative Service Fee

The Company, commencing on August 10, 2018, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $30,000 and $0 for such services for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2019, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,469,870 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2018, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,253,011 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment held in Trust Account
March 31, 2019	$558,915,205	$558,915,205	$—	$—
December 31, 2018	$555,695,763	$555,695,763	$—	$—

At March 31, 2019 and December 31, 2018, the investments held in the Trust Account were held in marketable securities.

Note 8. SUBSEQUENT EVENTS

There have been no subsequent events through May 9, 2019, the date these financial statements were available to be issued, that require recognition or disclosure in such financial statements.

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

For the three months ended March 31, 2019, we had net income of $2,168,590, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

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

At March 31, 2019, we had cash and cash equivalents of $967,472 and working capital of $103,505.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2019.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 22, 2019.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN ENERGY ACQUISITION CORP.
(Registrant)

By:	/s/ James Crossen
James Crossen
Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 9, 2019