Form 10-Q
period 2019-09-30
Spartan Energy Acquisition Corp.
filed 2019-11-12
CIK 1720990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-38625

Spartan Energy Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3100340
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9 West 57th Street, 43rd Floor New York, NY 10019	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 258-0947 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one warrant	SPAQ.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPAQ	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPAQ.WS	The New York Stock Exchange

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

As of November 12, 2019, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

PART I – INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Spartan Energy Acquisition Corp.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$708,069	$1,531,595
Prepaid expenses	293,280	248,329
Total current assets	1,001,349	1,779,924

Investment held in Trust Account	563,024,953	555,695,763

Total assets	$564,026,302	$557,475,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$95,686	$22,249
Advances from related party	149,517	204,949
Accrued income and franchise taxes	149,589	398,369
Total current liabilities	394,792	625,567

Deferred underwriting commissions	19,320,000	19,320,000

Total liabilities	19,714,792	19,945,567

Commitments and contingencies
Class A common stock subject to possible redemption; 53,931,150 and 53,253,011 shares at September 30, 2019 and December 31, 2018, respectively (at approximately $10.00 per share)	539,311,500	532,530,110

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 200,000,000 shares authorized, 1,268,850 and 1,946,989 shares issued and outstanding (excluding 53,931,150 and 53,253,011 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	127	195
Class B common stock, $0.0001 par value per share, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1,380	1,380
Additional paid-in capital	-	2,349,053
Retained earnings	4,998,503	2,649,382
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$564,026,302	$557,475,687

See accompanying notes to unaudited condensed financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

EXPENSES
Administrative fee – related party	30,000	10,000	90,000	10,000
General and administrative expenses	425,846	587,993	1,021,755	587,993

TOTAL EXPENSES	455,846	597,993	1,111,755	597,993

OTHER INCOME
Investment income from Trust Account	3,146,769	1,171,732	9,927,002	1,171,732
Interest income	5,142	—	19,400	—

TOTAL OTHER INCOME	3,151,911	1,171,732	9,946,402	1,171,732

INCOME BEFORE INCOME TAX PROVISION	2,696,065	573,379	8,834,647	573,379

Income tax provision	650,235	214,650	2,053,257	214,650

Net Income	$2,045,830	$359,089	$6,781,390	$359,089

Weighted average shares outstanding of Class A common stock	55,200,000	55,200,000	55,200,000	55,200,000
Basic and diluted net income per share, Class A	$0.04	$0.01	$0.14	$0.01

Weighted average shares outstanding of Class B common stock	13,800,000	13,800,000	13,800,000	13,800,000
Basic and diluted net income (loss) per share, Class B	$(0.03)	$(0.01)	$(0.07)	$(0.01)

See accompanying notes to unaudited condensed financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the nine months ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,946,989	$195	13,800,000	$1,380	$2,349,053	$2,649,382	$5,000,010

Change in Class A common stock subject to possible redemption	(678,139)	(68)	-	-	(2,349,053)	(4,432,269)	(6,781,390)

Net income	-	-	-	-	-	6,781,390	6,781,390
Balance as of September 30, 2019	1,268,850	$127	13,800,000	$1,380	$-	$4,998,503	$5,000,010

For the three months ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of June 30, 2019	1,473,433	$148	13,800,000	$1,380	$-	$4,998,482	$5,000,010

Change in Class A common stock subject to possible redemption	(204,583)	(21)	-	-	-	(2,045,809)	(2,045,830)

Net income	-	-	-	-	-	2,045,830	2,045,830
Balance as of September 30, 2019	1,268,850	$127	13,800,000	$1,380	$-	$4,998,503	$5,000,010

 See accompanying notes to unaudited condensed financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the nine months ended September 30, 2018

	Class A Common Stock		Class B Common Stock(1)		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances as of December 31, 2017	-	-	13,800,000	$1,380	$23,620	$(3,868)	$21,132

Sale of Units in Public Offering	55,200,000	5,520	-	-	551,994,480	-	552,000,000

Underwriters’ discount and offering costs	-	-	-	-	(31,184,262)	-	(31,184,262)

Sale of Private Placement Warrants to Sponsor	-	-	-	-	14,040,000	-	14,040,000

Class A common stock subject to possible redemption	(53,023,595)	(5,302)	-	-	(530,230,648)	-	(530,235,950)

Net income	-	-	-	-	-	359,089	359,089
Balances as of September 30, 2018	2,176,405	$218	13,800,000	$1,380	$4,643,190	$355,221	$5,000,009

For the three months ended September 30, 2018

	Class A Common Stock		Class B Common Stock(1)		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances as of June 30, 2018	-	-	13,800,000	$1,380	$23,620	$(3,868)	$21,132

Sale of Units in Public Offering	55,200,000	5,520	-	-	551,994,480	-	552,000,000

Underwriters’ discount and offering costs	-	-	-	-	(31,184,262)	-	(31,184,262)

Sale of Private Placement Warrants to Sponsor	-	-	-	-	14,040,000	-	14,040,000

Class A common stock subject to possible redemption	(53,023,595)	(5,302)	-	-	(530,230,648)	-	(530,235,950)

Net income	-	-	-	-	-	359,089	359,089
Balances as of September 30, 2018	2,176,405	$218	13,800,000	$1,380	$4,643,190	$355,221	$5,000,009

(1)	Share and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018 (see Note 4).

See accompanying notes to unaudited condensed financial statements.

Spartan Energy Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$6,781,390	$359,089
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(9,927,002)	(1,171,732)
Changes in operating assets and liabilities:
Prepaid expenses	(44,951)	(290,107)
Accounts payable and accrued expenses	73,437	246,829
Advances from related party	(55,432)	—
Accrued income and franchise taxes	(248,780)	214,650
Net Cash Used In Operating Activities	(3,421,338)	(641,271)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(552,000,000)
Investment income released from Trust Account to pay taxes	2,597,812	—
Net Cash Provided By (Used In) Investing Activities	2,597,812	(552,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering	—	552,000,000
Proceeds from sale of Private Placement Warrants	—	14,040,000
Payment of underwriter compensation	—	(11,040,000)
Payment of offering costs	—	(824,262)
Net Cash Provided By Financing Activities	—	554,175,738

Net change in cash and cash equivalent	(823,526)	1,534,467

Cash and cash equivalent at beginning of period	1,531,595	25,000

Cash and cash equivalent at end of period	$708,069	$1,534,467

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,397,762	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Public Offering	$—	$19,320,000
Change in value of Class A common stock subject to possible redemption	$6,781,390	$530,235,950
Offering expenses paid by related party on behalf of the Company	$—	$293,354

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

At September 30, 2019, the Company had not commenced any operations. All activity for the period from October 13, 2017 (inception) through September 30, 2019 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Going Concern Considerations

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the mandatory liquidation and subsequent dissolution provisions discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

Management has determined that the Company has access to additional funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the initial Business Combination or the Company’s liquidation.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

The Company’s condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance in the amount of $2,446,123 and $7,724,156 for three and nine months ended September 30, 2019, respectively and $369,089 for three and nine months ended September 30, 2018, respectively.Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At September 30, 2019 and December 31, 2018, 53,931,150 and 53,253,011, respectively, of the 55,200,000 outstanding shares of Class A common stock were classified outside of permanent equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start-up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the nine months ended September 30, 2019, the related party paid $447,097 of other expenses on behalf of the Company and the Company had repaid the related party $502,529 for advances. As of September 30, 2019 and December 31, 2018, there was $149,517 and $204,949, respectively, due to the related parties.

Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced the Company $294,354 to be used for a portion of the expenses of the Public Offering. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding advances.

Administrative Service Fee

The Company, commencing on August 10, 2018, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $30,000 and $10,000 for such services for the three months ended September 30, 2019 and 2018, respectively. The Company paid the Sponsor $90,000 and $10,000 for such services for the nine months ended September 30, 2019 and 2018, respectively.

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

NOTE 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2019, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,931,150 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2018, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,253,011 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment held in Trust Account
September 30, 2019	$563,024,953	$563,024,953	$—	$—
December 31, 2018	$555,695,763	$555,695,763	$—	$—

At September 30, 2019 and December 31, 2018, the investments held in the Trust Account were held in marketable securities.

Note 8. SUBSEQUENT EVENTS

There have been no subsequent events through November __, 2019, the date these financial statements were available to be issued, that require recognition or disclosure in such financial statements.

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

In connection with the Public Offering, Apollo Natural Resources Partners II, L.P., a Delaware limited partnership of which the Sponsor is an indirect subsidiary (“ANRP II”), entered into a forward purchase agreement with us that provides for the purchase by ANRP II of an aggregate of up to 30,000,000 shares of our Class A common stock (the “Forward Purchase Shares”), plus an aggregate of up to 10,000,000 warrants (the “Forward Purchase Warrants” and, collectively with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of up to $300,000,000 in a private placement that closed simultaneously with the closing of our initial Business Combination.

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

For the three months ended September 30, 2019 and 2018, we had net income of $2,045,830 and $359,089, respectively, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

For the nine months ended September 30, 2019 and 2018, we had net income of $6,781,390 and $359,089, respectively, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

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

At September 30, 2019, we had cash and cash equivalents of $708,069 and working capital of $606,557.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Liquidation and Going Concern Considerations

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete an initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem the shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the mandatory liquidation and subsequent dissolution provisions discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

Management has determined that the Company has access to additional funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the initial Business Combination or the Company’s liquidation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2019.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date: November 12, 2019