Form 10-K
period 2019-12-31
Spartan Energy Acquisition Corp.
filed 2020-03-12
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-38625

Spartan Energy Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3100340
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 258-0947

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one warrant	SPAQ.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPAQ	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50 per share	SPAQ WS	The New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $552,000,000 based on the closing sales price of the registrant’s Class A common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant’s common stock of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2020, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Spartan Energy Acquisition Corp., a blank check company incorporated on October 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Spartan Energy Acquisition Sponsor LLC, a Delaware limited liability company. References to “Apollo” are to Apollo Global Management, Inc. (NYSE: APO), a Delaware corporation, and its consolidated subsidiaries. References to “Apollo Funds” are to a contrarian, value-oriented private equity, credit and real estate funds and other alternative investment vehicles for which Apollo provides asset management services, including Apollo Natural Resources Partners II, L.P., a Delaware limited partnership (“ANRP II”). References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on August 14, 2018 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares.

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

In October 2017, the Sponsor purchased 14,375,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, the Company effected a stock dividend with respect to the Class B common stock of 2,300,000 shares thereof, resulting in the Sponsor holding an aggregate of 13,800,000 shares of Class B common stock. In August 2018, prior to the Public Offering, the Sponsor transferred 150,000 Founder Shares to two of the Company’s three independent directors at their original purchase price. In July 2019, the Sponsor transferred 75,000 Founder Shares to the Company’s third independent director at their original purchase price. The holders of our Founder Shares (including our Sponsor and our independent directors) are referred to herein as our “initial stockholders.”

On the Closing Date, we consummated the Public Offering of 55,200,000 units (the “Units”), including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $552,000,000. Each Unit consists of one share of our Class A common stock and one-third of one warrant. Each whole warrant (a “public warrant”) entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The public warrants will become exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

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

In connection with the Public Offering, ANRP II entered into a forward purchase agreement with us that provides for the purchase by ANRP II of an aggregate of up to 30,000,000 shares of our Class A common stock (the “Forward Purchase Shares”), plus an aggregate of up to 10,000,000 warrants (the “Forward Purchase Warrants” and, collectively with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of up to $300,000,000 in a private placement that will close simultaneously with the closing of our initial business combination. Our Sponsor has the right to transfer a portion of its obligation to purchase the Forward Purchase Securities to third parties (which we refer to throughout this Annual Report on Form 10-K as the “Forward Transferees”), and to correspondingly transfer, directly or indirectly, a proportionate number of the Founder Shares and Private Placement Warrants held by our Sponsor to any such Forward Transferee, subject to compliance with applicable securities laws. The forward purchase agreement also provides that our Sponsor and any Forward Transferee will be entitled to certain registration rights with respect to their Forward Purchase Securities, including the Class A common stock underlying their Forward Purchase Warrants.

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

Our Sponsor is an affiliate of a private investment fund managed by Apollo. Apollo is led by its managing partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 33 years and lead a team of 1,352 employees, including 459 investment professionals, as of September 30, 2019, in New York, Los Angeles, Houston, Bethesda, London, Frankfurt, Tokyo, Madrid, Luxembourg, Hong Kong, Shanghai, Singapore, Delhi and Mumbai. Apollo’s team possesses a broad range of transaction, financial, managerial and investment skills. Apollo operates its businesses in an integrated manner, which we believe distinguishes Apollo from other alternative asset managers. Apollo’s investment professionals frequently collaborate and share information across disciplines including market insight, management, banking and consultant contacts as well as potential investment opportunities. This collaboration contributes to Apollo’s library of industry knowledge and we believe enables Apollo to invest successfully across a company’s capital structure.

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

We will seek to capitalize on Apollo’s energy expertise and industry relationships to source and complete an initial business combination. From 2001 through September 30, 2019, Apollo Funds have invested or committed to invest approximately $13.7 billion across 40 natural resources-related opportunities, producing an attractive rate of return. Apollo has extensive experience investing across a variety of commodity price cycles and a track record of identifying high-quality assets, businesses and management teams with significant resources, capital and optimization potential.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for shares of our Class A common stock (or shares of a new holding company) or for a combination of shares of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Except as otherwise discussed herein, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee may be paid out of funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any reasonable out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Public Offering held in the Trust Account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities, secretarial support and administrative services provided to us by our Sponsor, in an amount equal to $10,000 per month;

●	reimbursement for any reasonable out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Website Access to Reports

We maintain a website at http://www.spartanenergyspac.com/. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

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

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150,000,000, and the aggregate market value of our publicly-held shares would be required to be at least $40,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, only approximately $548,761 is available to us, as of December 31, 2019, outside the Trust Account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such an event, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

In addition, Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Apollo or any of its affiliates or the Apollo Funds provides or participates in any such debt financing arrangement, it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

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

In October 2017, our Sponsor purchased an aggregate of 14,375,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, we effected a stock dividend with respect to our Class B common stock of 2,300,000 shares thereof, resulting in the Sponsor holding an aggregate of 13,800,000 Class B common stock. In August 2018, our Sponsor transferred 150,000 Founder Shares to two of our three independent directors at their original purchase price. In July 2019, the Sponsor transferred 75,000 Founder Shares to the Company’s third independent director at their original purchase price. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 9,360,000 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $14,040,000, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The Founder Shares are identical to the public shares, except that they are shares of Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Public Offering nears, which is the deadline for our completion of an initial business combination.

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

In addition, Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Apollo or any of its affiliates or the Apollo Funds provides or participates in any such debt financing arrangement, it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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

In addition, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants shall be calculated using the volume weighted average sale price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

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

Our executive offices are located at 9 West 57th Street, 43rd Floor, New York, NY 10019, and our telephone number is (212) 258-0947. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

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

Holders

At March 11, 2020, there was one holder of record of our Units, one holder of record of our Class A common stock, four holders of record of our Class B common stock, one holder of record of our Warrants and one holder of record of our Private Placement Warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In October 2017, the Sponsor purchased 14,375,000 Founder Shares for $25,000, or approximately $0.002 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial business combination. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in the Sponsor holding an aggregate of 13,800,000 Founder Shares. In August 2018, the Sponsor transferred 150,000 Founder Shares to two of our three independent directors at their original purchase price. In July 2019, the Sponsor transferred 75,000 Founder Shares to the Company’s third independent director. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

For the year ended December 31, 2019, we had net income of $8,809,060, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

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

At December 31, 2019, we had cash of $548,761 and working capital of $506,591.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018 or December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spartan Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spartan Energy Acquisition Corp. (the “Company”), as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a Business Combination by the close of business on August 14, 2020, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 12, 2020

Spartan Energy Acquisition Corp.

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalent	$548,761	$1,531,595
Prepaid expenses	273,831	248,329
Total current assets	822,592	1,779,924

Investment held in Trust Account	565,152,589	555,695,763

Total assets	$565,975,181	$557,475,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$116,001	$22,249
Advances from related party	—	204,949
Accrued income and franchise taxes	200,000	398,369
Total current liabilities	316,001	625,567

Deferred underwriting commissions	19,320,000	19,320,000

Total liabilities	19,636,001	19,945,567

Commitments and contingencies
Class A common stock subject to possible redemption; 54,133,917 and 53,253,011 shares at December 31, 2019 and 2018, respectively (at approximately $10.00 per share)	541,339,170	532,530,110

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 200,000,000 shares authorized, 1,066,083 and 1,946,989 shares issued and outstanding (excluding 54,133,917 and 53,253,011 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	107	195
Class B common stock, $0.0001 par value per share, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding as of December 31, 2019 and 2018	1,380	1,380
Additional paid-in capital	—	2,349,053
Retained earnings	4,998,523	2,649,382
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$565,975,181	$557,475,687

See accompanying notes to financial statements.

Spartan Energy Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018

REVENUE	$—	$—

EXPENSES
Administrative fee – related party	120,000	40,000
General and administrative expenses	1,132,661	811,091

TOTAL EXPENSES	1,252,661	851,091

OTHER INCOME
Interest income	22,557	6,947
Investment income from Trust Account	12,654,638	4,375,763

TOTAL OTHER INCOME	12,677,195	4,382,710

INCOME BEFORE INCOME TAX PROVISION	11,424,534	3,531,619

Income tax provision	2,615,474	878,369

Net Income	$8,809,060	$2,653,250

Weighted average shares outstanding of Class A common stock	55,200,000	55,200,000
Basic and diluted net income per share, Class A	$0.18	$0.06

Weighted average shares outstanding of Class B common stock	13,800,000	13,800,000
Basic and diluted net loss per share, Class B	$(0.07)	$(0.05)

See accompanying notes to financial statements.

Spartan Energy Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock(1)		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances as of December 31, 2017	-	-	13,800,000	$1,380	$23,620	$(3,868)	$21,132

Sale of Units in Public Offering	55,200,000	5,520	-	-	551,994,480	-	552,000,000

Underwriters’ discount and offering costs	-	-	-	-	(31,184,262)	-	(31,184,262)

Sale of Private Placement Warrants to Sponsor	-	-	-	-	14,040,000	-	14,040,000

Class A common stock subject to possible redemption	(53,253,011)	(5,325)	-	-	(532,524,785)	-	(532,530,110)

Net income	-	-	-	-	-	2,653,250	2,653,250

Balance as of December 31, 2018	1,946,989	$195	13,800,000	$1,380	$2,349,053	$2,649,382	$5,000,010

Change in Class A common stock subject to possible redemption	(880,906)	(88)	-	-	(2,349,053)	(6,459,919)	(8,809,060)

Net income	-	-	-	-	-	8,809,060	8,809,060
Balance as of December, 2019	1,066,083	$107	13,800,000	$1,380	$-	$4,998,523	$5,000,010

(1)	Share and associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018 (see Note 4).

See accompanying notes to financial statements.

Spartan Energy Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$8,809,060	$2,653,250
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(12,654,638)	(4,375,763)
Changes in operating assets and liabilities:
Prepaid expenses	(25,502)	(248,329)
Accounts payable and accrued expenses	93,752	18,381
Advances from related party	(204,949)	204,949
Accrued income and franchise taxes	(198,369)	398,369
Net Cash Used In Operating Activities	(4,180,646)	(1,349,143)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(552,000,000)
Investment income released from Trust Account to pay taxes	3,197,812	680,000
Net Cash Provided By (Used In) Investing Activities	3,197,812	(551,320,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering	—	552,000,000
Proceeds from sale of Private Placement Warrants	—	14,040,000
Payment of underwriter compensation	—	(11,040,000)
Payment of offering costs	—	(824,262)
Net Cash Provided By Financing Activities	—	554,175,738

Net change in cash and cash equivalent	(982,834)	1,506,595

Cash and cash equivalent at beginning of year	1,531,595	25,000

Cash and cash equivalent at end of year	$548,761	$1,531,595

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,997,762	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Public Offering	$—	$19,320,000
Change in value of Class A common stock subject to possible redemption	$8,809,060	$532,530,110

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

At December 31, 2019, the Company had not commenced any operations. All activity for the period from October 13, 2017 (inception) through December 31, 2019 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (until August 14, 2020), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern Considerations

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the mandatory liquidation and subsequent dissolution provisions discussed above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2020.

As of December 31, 2019, the Company had approximately $549,000 in its operating bank account, approximately $12.7 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of investment income to pay dissolution expenses), and working capital surplus of approximately $378,000.

Through December 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, an aggregate of approximately $1.5 million in advances due to related party, which is discussed in Note 4, and the net proceeds from investment income released from Trust Account since inception of approximately $3.9 million for taxes. The Company repaid the loans from the Sponsor in full in February 2018. The Company anticipated that it may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through August 14, 2020, our mandatory liquidation date.

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

The Company’s statements of operations include a presentation of income per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $12,654,638 and $4,375,763, respectively, net of applicable taxes of $2,815,474 and $1,078,369, respectively, by the weighted average number of 55,200,000 shares of Class A common stock outstanding since the initial issuance for years ended December 31, 2019 and 2018, respectively. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At December 31, 2019 and 2018, 54,133,917 and 53,253,011, respectively, of the 55,200,000 outstanding shares of Class A common stock were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 or 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 or 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NOTE 4. Related Party Transactions

Founder Shares

In October 2017, the Sponsor purchased 14,375,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, the Company effected a stock dividend with respect to the Class B common stock of 2,300,000 shares thereof, resulting in the Sponsor holding an aggregate of 13,800,000 shares of Class B common stock. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. In August 2018, prior to the Public Offering, the Sponsor transferred 150,000 Founder Shares to each of the Company’s two independent directors at their original purchase price.  In July 2019, the Company’s Sponsor transferred 75,000 Founder Shares to a newly appointed independent director at their original purchase price.

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

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2019 and 2018, the related party paid $605,442 and $788,786, respectively, of other expenses on behalf of the Company and the Company had repaid the related party $810,391 and $603,329, respectively, for advances. As of December 31, 2019 and 2018, there was $0 and $204,949, respectively, due to the related parties.

Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced the Company $294,354 to be used for a portion of the expenses of the Public Offering. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding advances.

Administrative Service Fee

The Company, commencing on August 10, 2018, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $120,000 and $40,000 for such services for the years ended December 31, 2019 and 2018, respectively.

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

NOTE 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2019, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 54,133,917 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2018, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,253,011 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018.

 Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment held in Trust Account
December 31, 2019	$565,152,589	$565,152,589	$—	$—
December 31, 2018	$555,695,763	$555,695,763	$—	$—

At December 31, 2019 and 2018, the investments held in the Trust Account were held in marketable equity securities.

Note 8. INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax asset
Startup expenses/Organizational costs	$357,788	136,729
Valuation Allowance	(357,788)	(136,729)
Deferred tax asset, net of allowance	$-	-

The income tax provision (benefit) consists of the following at December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal
Current	$2,615,474	$878,369
Deferred	(221,059)	(136,729)
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	221,059	136,729
Income tax provision (benefit)	$2,615,474	$878,369

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2019 and 2018, the change in the valuation allowance was $221,059 and $136,729, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates as of December 31, 2019 and 2018 is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Other	0.0%	0.0%
Change in valuation allowance	1.9%	3.9%
Income tax provision (benefit)	22.9%	24.9%

Note 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Gregory A. Beard	48	Chairman of the Board of Directors
Geoffrey Strong*	45	Chief Executive Officer and Director
James Crossen*	46	Chief Financial Officer and Chief Accounting Officer
John J. MacWilliams	64	Director
Robert C. Reeves	50	Independent Director
John M. Stice	60	Independent Director

*	Denotes an executive officer.

Gregory Beard — Chairman of the Board of Directors. Gregory Beard has served as a member of our board of directors since October 18, 2017. Mr. Beard is a Senior Advisor at Apollo, having joined the Firm in 2010. Previously, Mr. Beard was at Riverstone Holdings, an energy focused private equity firm, as a founding member and Managing Director. He began his career as a Financial Analyst at Goldman Sachs, where he played an active role in energy-sector principal investment activities. Mr. Beard currently serves on the boards of directors of Apex Energy, Caelus Energy, Double Eagle Energy I/II/III, EP Energy, Jupiter Resources, Northwoods Energy, Roundtable Energy, Talos Energy, and Tumbleweed Royalty, LLC. He previously served on the board of directors of Athlon Energy, Belden & Blake Corporation, Canera Resources, CDM Resource Management, Cobalt International Energy, CSV Midstream, Eagle Energy, International Logging, Legend Natural Gas I – IV, Mariner Energy, NRI Management Group, Pegasus Optimization Managers, LLC, Phoenix Exploration, Three Rivers I, Titan Operating, and Vantage Energy. He also serves on the board of directors of The Conservation Fund. Mr. Beard received his BA from the University of Illinois at Urbana . We believe Mr. Beard’s extensive background in the energy industry makes him well qualified to serve on our board of directors.

Geoffrey Strong — Chief Executive Officer and Director. Geoffrey Strong has served as our Chief Executive Officer since October 18, 2017. Mr. Strong is a Senior Partner at Apollo Private Equity having joined in 2012. He currently serves as Co-Lead Infrastructure and Natural Resources, overseeing investing activities in those areas globally. Previously, Mr. Strong worked in the Private Equity group at Blackstone, where he focused primarily on investments in the energy sector. Before Blackstone, he was a Vice President of Morgan Stanley Capital Partners, the private equity business within Morgan Stanley. Mr. Strong serves or has served on the board of directors of the following Apollo portfolio companies or affiliates: Apex Energy, Apollo Royalties Management, AIE Caledonia Holdings LLC, Caelus Energy, Chisolm Oil and Gas, CPV Fairview, Double Eagle Energy I, Double Eagle Energy II, Double Eagle Energy III, Freestone Midstream, Momentum Minerals, Northwoods Energy, Pipeline Funding Company LLC, Roundtable Energy, Spartan Energy Acquisition Corp, Tumbleweed Royalty, and Vistra Energy. Mr. Strong graduated summa cum laude with a BS in business administration from Western Oregon University, graduated cum laude with a JD from Lewis & Clark College, and graduated with an MBA from the University of Pennsylvania’s Wharton School of Business. Mr. Strong also serves as a member of the Wharton Alumni Board. Mr. Strong’s extensive experience investing in the energy industry makes him a valuable addition to our management team and board of directors.

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

John J. MacWilliams — Director. Mr. MacWilliams has served as a member of our board of directors since July 30, 2019. Mr. MacWilliams is a Senior Advisor at Apollo, having joined the Firm in February 2020. Mr. MacWilliams served as the Associate Deputy Secretary and Chief Risk Officer of the U.S. Department of Energy (the “DOE”) from August 2015 until January 2017 and as Senior Advisor to the Secretary of the DOE from June 2013 until August 2015. Prior to his appointment to the DOE, Mr. MacWilliams was Managing Partner at Tremont Energy Partners, LLC, a private investment and advisory firm specializing in the global energy industry. Mr. MacWilliams co-founded Tremont Energy in 2004 after serving as Vice Chairman, Investment Bank, at JP Morgan Chase and Partner at JP Morgan Partners from 2000 until 2003. Previously, Mr. MacWilliams was a founding partner in 1993 of The Beacon Group, LLC. Mr. MacWilliams’s prior positions include Executive Director of Goldman Sachs & Co.’s International Banking Division, Vice President for Goldman Sach & Co.’s Private Finance Group, and attorney at Davis Polk & Wardwell. Mr. MacWilliams has served on Boards of Directors for Alliance Resource Partners, LP, Compagnie Generale de Geophysique, Longhorn Partners Pipeline, LP, SmartSync, Inc, Soft Switching Technologies, Inc., and Titan Methanol Company. Since 2017, Mr. MacWilliams has served as a Fellow at Columbia University’s Center on Global Energy Policy and Adjunct Professor at Columbia’s School of International and Public Affairs. Mr. MacWilliams holds a B.A. from Stanford University, an M.S. from Massachusetts Institute of Technology, and a J.D. from Harvard Law School. Mr. MacWilliams is well-qualified to serve as director due to his extensive experience in the global energy industry, including his substantial energy-related experience in both the private and public sectors.

Robert C. Reeves — Director. Mr. Reeves has served as a member of our board of directors since August 9, 2018. Mr. Reeves previously served as Athlon Energy’s Chairman, President, and CEO since its formation in August 2010 through to its $7.1 billion sale to Encana in November 2014. Mr. Reeves was Senior Vice President, Chief Financial Officer and Treasurer of Encore Acquisition Company and Encore Energy Partners until the $4.5 billion sale of both companies to Denbury Resources Inc. in March 2010. Prior to joining Encore, Mr. Reeves served as Assistant Controller for Hugoton Energy Corporation. Mr. Reeves serves on the Board of Directors for publicly held EP Energy Corp, which owns oil and gas properties in the Eagle Ford in South Texas, the Permian Basin of West Texas and the Altamont of Utah for privately held Incline Niobrara Partners LP and Incline Energy Partners LP, which focus on acquiring oil and liquids-rich minerals, royalties and non-operated working interest in the DJ basin of Colorado. Since February 2015, Mr. Reeves has served as Chairman and President of Solar Soccer Club, a private 501(c)3 non-profit organization focused on youth soccer development in the Dallas-Fort Worth area. Mr. Reeves received his BS in accounting from the University of Kansas and is a Certified Public Accountant. Mr. Reeves is well qualified to serve as a director due to his extensive experience in public and private company operations and with mergers and acquisitions execution and integration.

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

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of John M. Stice, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Robert C. Reeves and John J. MacWilliams, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Geoffrey Strong and Gregory Beard, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Audit Committee

Our board of directors has established an audit committee of the board of directors. John M. Stice and Robert C. Reeves, both of whom are independent, serve as members of our audit committee. On February 20, 2020, John J. MacWilliams resigned as a member of our audit committee. Mr. MacWilliams’s resignation from our audit committee reduced the number of directors serving on our audit committee to two, rendering us noncompliant with NYSE Listing Rule 303A.07(a) (“Rule 303A.07(a)”), which requires that our audit committee be composed of a minimum of three independent members. We intend to regain compliance with Rule 303A.07(a) as soon as reasonably practicable, and our board of directors is currently in the process of identifying a qualified candidate to fill the audit committee seat that was vacated by Mr. MacWilliams’s resignation.

John M. Stice serves as chair of the audit committee. Both of the members of the audit committee are financially literate, and our board of directors has determined that Robert C. Reeves qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are John M. Stice and Robert C. Reeves. Robert C. Reeves serves as chair of the nominating and corporate governance committee.

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

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our Code of Ethics and our audit, compensation and nominating and corporate governance committee charters are available on our website, http://www.spartanenergyspac.com/, under the “Governance” tab. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 9 West 57th Street, 43rd Floor New York, NY 10019 or by telephone at (212) 258-0947. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Our two independent directors, John M. Stice and Robert C. Reeves, received a one-time cash retainer of $150,000. Another director, John J. MacWilliams, received a one-time cash retainer of $75,000. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Apollo, our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements and the cash retainer to our independent directors, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2020 by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Spartan Energy Acquisition Sponsor LLC (our Sponsor)(2)(3)	13,425,000		19.5%
Gregory Beard	—		—
Geoffrey Strong	13,425,000		19.5%
James Crossen	—		—
Robert C. Reeves(2)	150,000		*
John M. Stice(2)	150,000		*
John J. MacWilliams(2)	75,000		*
All directors and executive officers as a group (6 Individuals)	13,800,000	(4)	20%
Adage Capital Partners, L.P.(5)	4,752,000		6.9%
Glazer Capital, LLC(6)	4,003,064		5.8%

*	Less than one percent.

(1)	This table is based on 69,000,000 shares of common stock outstanding at March 11, 2020, of which 55,200,000 were shares of Class A common stock and 13,800,000 were shares of Class B common stock. Unless otherwise noted, the business address of each of the following entities or individuals is 9 West 57th Street, 43rd Floor, New York, NY 10019.

(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment. Excludes Forward Purchase Shares that will only be issued, if at all, at the time of our initial business combination.

(3)	Spartan Energy Acquisition Sponsor LLC is the record holder of the shares reported herein. Geoffrey Strong is the Chief Executive Officer of Spartan Energy Acquisition Sponsor LLC. Mr. Strong may be deemed to have or share beneficial ownership of the common stock held directly by Spartan Energy Acquisition Sponsor LLC. In addition, AP Spartan Energy Holdings, L.P., a wholly owned indirect subsidiary of alternative investment vehicles of Apollo Natural Resources Partners II, L.P., directly owns all of the limited liability company interests of Spartan Energy Acquisition Sponsor LLC. Accordingly, Apollo Natural Resources Partners II, L.P. may be deemed to have or share beneficial ownership of the common stock held directly by Spartan Energy Acquisition Sponsor LLC.

(4)	These shares represent 100% of the Founder Shares.

(5)	According to a Schedule 13G filed with the SEC on August 15, 2018 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by ACP. ACPGP is the general partner of ACP, ACA is the managing member of ACPGP, and Messrs. Atchinson and Gross are managing members of ACA. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(6)	According to a Schedule 13G filed with the SEC on February 14, 2020 on behalf of Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), and Paul J. Glazer, the shares reported herein are held by certain funds and managed accounts to which Glazer Capital serves as investment manager. Paul J. Glazer serves as the managing member of Glazer Capital. The business address of this stockholder is 250 West 55th Street, Suite 30A, New York, NY 10019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In October 2017, we issued an aggregate of 14,375,000 Founder Shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, we effected a stock dividend with respect to our Class B common stock of 2,300,000 shares thereof, resulting in the Sponsor holding an aggregate of 13,800,000 shares of Class B common stock. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our Public Offering. In August 2018, our Sponsor transferred 150,000 Founder Shares to two of our three independent directors at their original purchase price. In July 2019, our Sponsor transferred 75,000 Founder Shares to our third independent director at their original purchase price.

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

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2018	For the year ended December 31, 2019
Audit Fees(1)	$88,000	$62,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	3,000	4,000
All Other Fees(4)	—	—
Total	$91,000	$66,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Spartan Energy Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

3.2	Bylaws of Spartan Energy Acquisition Corp. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

4.4	Warrant Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

4.5	Description of Securities of Spartan Energy Acquisition Corp.

10.1	Letter Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp., its officers and directors and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.2	Investment Management Trust Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.3	Registration Rights Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp., Spartan Energy Acquisition Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.4	Administrative Services Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.5	Private Placement Warrants Purchase Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.6	Forward Purchase Agreement, dated August 9, 2018, between Spartan Energy Acquisition Corp. and Apollo Natural Resources Partners II, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on August 14, 2018)

10.7	Promissory Note, dated October 18, 2017, issued to Spartan Energy Acquisition Sponsor LLC (f/k/a Nike Energy Acquisition Sponsor LLC) by Spartan Energy Acquisition Corp. (f/k/a Nike Energy Acquisition Corp.) (incorporated by reference to Exhibit 10.1 to the Company’s Draft Registration Statement on Form S-1 (File No. 377-01762) submitted to the SEC on October 27, 2017)

10.8	Securities Purchase Agreement, dated October 18, 2017, between Spartan Energy Acquisition Corp. (f/k/a Nike Energy Acquisition Corp.) and Spartan Energy Acquisition Sponsor LLC (f/k/a Nike Energy Acquisition Sponsor LLC) (incorporated by reference to Exhibit 10.5 to the Company’s Draft Registration Statement on Form S-1 (File No. 377-01762) submitted to the SEC on October 27, 2017)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-226274) filed with the SEC on July 27, 2018)

10.10	Insider Letter Acknowledgment and Agreement, dated July 30, 2019, between the Company and John J. MacWilliams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38625) filed with the SEC on July 31, 2019)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN ENERGY ACQUISITION CORP.

Date: March 12, 2020	By:	/s/ Geoffrey Strong
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

Name	Title	Date

/s/ Gregory Beard	Chairman of the Board of Directors	March 12, 2020
Gregory Beard

/s/ Geoffrey Strong	Chief Executive Officer and Director	March 12, 2020
Geoffrey Strong	(Principal Executive Officer)

/s/ James Crossen	Chief Accounting Officer and Chief Financial Officer	March 12, 2020
James Crossen	(Principal Accounting Officer, Principal Financial Officer)

/s/ Robert C. Reeves	Director	March 12, 2020
Robert C. Reeves

/s/ John M. Stice	Director	March 12, 2020
John M. Stice

/s/ John J. MacWilliams	Director	March 12, 2020
John J. MacWilliams