Form 10-Q
period 2020-03-31
Spartan Energy Acquisition Corp.
filed 2020-05-08
CIK 1720990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

PART I – INTERIM FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Spartan Energy Acquisition Corp.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$405,416	$548,761
Prepaid expenses	117,684	273,831
Total current assets	523,100	822,592

Investment held in Trust Account	569,472,271	565,152,589

Total assets	$569,995,371	$565,975,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$125,885	$116,001
Accrued income and franchise taxes	770,966	200,000
Total current liabilities	896,851	316,001

Deferred underwriting commissions	19,320,000	19,320,000

Total liabilities	20,216,851	19,636,001

Commitments and contingencies
Class A common stock subject to possible redemption; 54,477,851 and 54,133,917 shares at March 31, 2020 and December 31, 2019, respectively (at approximately $10.00 per share)	544,778,510	541,339,170

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 200,000,000 shares authorized, 722,149 and 1,066,083 shares issued and outstanding (excluding 54,477,851 and 54,113,917 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	72	107
Class B common stock, $0.0001 par value per share, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,380	1,380
Additional paid-in capital	—	—
Retained earnings	4,998,558	4,998,523
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$569,995,371	$565,975,181

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2020	2019

REVENUE	$—	$—

EXPENSES
Administrative fee – related party	30,000	30,000
General and administrative expenses	(12,701)	363,015

TOTAL EXPENSES	17,299	393,015

OTHER INCOME
Interest income	1,979	7,890
Investment income from Trust Account	4,359,732	3,219,442

TOTAL OTHER INCOME	4,361,711	3,227,332

INCOME BEFORE INCOME TAX PROVISION	4,344,412	2,834,317

Income tax provision	905,072	665,727

Net Income	$3,439,340	$2,168,590

Weighted average shares outstanding of Class A common stock	55,200,000	55,200,000
Basic and diluted net income per share, Class A	$0.06	$0.05

Weighted average shares outstanding of Class B common stock	13,800,000	13,800,000
Basic and diluted net loss per share, Class B	$0.00	$(0.02)

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Changes in Stockholders’ Equity
(unaudited)

For the three months ended March 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2019	1,066,083	$107	13,800,000	$1,380	$-	$4,998,523	$5,000,010

Change in Class A common stock subject to possible redemption	(343,934)	(35)	-	-	-	(3,439,305)	(3,439,340)

Net income	-	-	-	-	-	3,439,340	3,439,340
Balance as of March 31, 2020	722,149	$72	13,800,000	$1,380	$-	$4,998,558	$5,000,010

For the three months ended March 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,946,989	$195	13,800,000	$1,380	$2,349,053	$2,649,382	$5,000,010

Change in Class A common stock subject to possible redemption	(216,859)	(22)	-	-	(2,168,568)	-	(2,168,590)

Net income	-	-	-	-	-	2,168,590	2,168,590
Balance as of March 31, 2019	1,730,130	$173	13,800,000	$1,380	$180,485	$4,817,972	$5,000,010

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$3,439,340	$2,168,590
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(4,359,732)	(3,219,442)
Changes in operating assets and liabilities:
Prepaid expenses	156,147	(21,973)
Accounts payable and accrued expenses	9,884	49,092
Advances from related party	—	(55,432)
Accrued income and franchise taxes	570,966	515,042
Net Cash Used In Operating Activities	(183,395)	(564,123)

Cash Flows From Investing Activities:
Investment income released from Trust Account to pay taxes	40,050	—
Net Cash Provided By (Used In) Investing Activities	40,050	—

Net change in cash and cash equivalent	(143,345)	(564,123)

Cash and cash equivalent at beginning of period	548,761	1,531,595

Cash and cash equivalent at end of period	$405,416	$967,472

Supplemental disclosure of non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$3,439,340	$2,168,590

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from October 13, 2017 (inception) through March 31, 2020 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

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

Going Concern and Liquidity Considerations

As of March 31, 2020, the Company had $405,416 in its operating bank account, approximately $17 million of cumulative investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of investment income to pay dissolution expenses), and working deficit of $373,751.

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, an aggregate of approximately $1.6 million in advances due to related party, which is discussed in Note 4, and the net proceeds from investment income released from Trust Account since inception of approximately $3.9 million for taxes. The Company repaid the loans from the Sponsor in full in February 2018. The Company may not have sufficient liquidity to meets its future obligations and anticipates that it may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through August 14, 2020, our mandatory liquidation date, if the Company does not consummate a business combination.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the liquidity, mandatory liquidation and subsequent dissolution provisions discussed above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2020.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 12, 2020.

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

The Company’s statements of operations include a presentation of income per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $4,359,732 and $3,219,442, respectively, net of applicable taxes of $954,935 and $715,042, respectively, by the weighted average number of 55,200,000 shares of Class A common stock outstanding since the initial issuance for the three months ended March 31, 2020 and 2019, respectively. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital.

At March 31, 2020 and December 31, 2019, 54,477,851 and 54,133,917, respectively, of the 55,200,000 outstanding shares of Class A common stock were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

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

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the three months ended March 31, 2020 and 2019, the related party paid $115,325 and $286,532, respectively, of other expenses on behalf of the Company and the Company had repaid the related party $115,325 and $341,964, respectively, for advances. As of March 31, 2020 and December 31, 2019, there were no amounts due to the related parties.

Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced the Company $294,354 to be used for a portion of the expenses of the Public Offering. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding advances.

Administrative Service Fee

The Company, commencing on August 10, 2018, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $30,000 and $30,000 for such services for the three months ended March 31, 2020 and 2019, respectively.

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

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

NOTE 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2020, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 54,477,851 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2019, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 54,133,917 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment held in Trust Account
March 31, 2020	$569,472,271	$569,472,271	$—	$—
December 31, 2019	$565,152,589	$565,152,589	$—	$—

At March 31, 2020 and December 31, 2019, the investments held in the Trust Account were held in marketable equity securities.

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

For the three months ended March 31, 2020, we had net income of $3,439,340, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

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

At March 31, 2020, we had cash of $405,416 and working capital deficit of $373,751.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Going Concern and Liquidity Considerations

As of March 31, 2020, the Company had $405,416 in its operating bank account, approximately $17 million of cumulative investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of investment income to pay dissolution expenses), and working deficit of $373,751.

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, an aggregate of approximately $1.6 million in advances due to related party, which is discussed in Note 4, and the net proceeds from investment income released from Trust Account since inception of approximately $3.9 million for taxes. The Company repaid the loans from the Sponsor in full in February 2018. The Company may not have sufficient liquidity to meets its future obligations and anticipates that it may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through August 14, 2020, our mandatory liquidation date.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the liquidity, mandatory liquidation and subsequent dissolution provisions discussed above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2020.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The recent COVID-19 pandemic and resulting worldwide economic conditions could adversely affect our business operations, financial condition, results of operations, and cash flows.

The outbreak of the novel coronavirus disease 2019 (“COVID-19”) in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, many governments have reacted by instituting quarantines, restrictions on travel, bans on public events and on public gatherings, closures of a variety of venues (e.g., restaurants, concert halls, museums, theaters, schools and stadiums, non-essential stores, malls and other entertainment facilities), shelter-in-place orders or other restrictions on operations and businesses. The outbreak of COVID-19 has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Except as noted in the preceding paragraph, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In October 2017, the Sponsor purchased 14,375,000 Founder Shares for $25,000, or approximately $0.002 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial Business Combination. In July 2018, the Sponsor surrendered 2,875,000 shares of its Class B common stock for no consideration. In August 2018, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in the Sponsor holding an aggregate of 13,800,000 Founder Shares. In August 2018, the Sponsor transferred 150,000 Founder Shares to two of our independent directors at their original purchase price. In July 2019, the Sponsor transferred 75,000 Founder Shares another director at their original purchase price. In April 2020, the Sponsor transferred 37,500 Founder Shares to the Company’s third independent director at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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
Date: May 7, 2020