Form 10-Q
period 2020-06-30
Spartan Energy Acquisition Corp.
filed 2020-07-31
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

PART I – INTERIM FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Spartan Energy Acquisition Corp.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$323,563	$548,761
Advances to related party	11,801	-
Prepaid expenses	60,456	273,831
Total current assets	395,820	822,592

Investment held in Trust Account	569,592,365	565,152,589

Total assets	$569,988,185	$565,975,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$949,047	$116,001
Accrued income and franchise taxes	835,578	200,000
Total current liabilities	1,784,625	316,001

Deferred underwriting commissions	19,320,000	19,320,000

Total liabilities	21,104,625	19,636,001

Commitments and contingencies
Class A common stock subject to possible redemption; 54,388,355 and 54,133,917 shares at June 30, 2020 and December 31, 2019, respectively (at approximately $10.00 per share)	543,883,550	541,339,170

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 200,000,000 shares authorized, 811,645 and 1,066,083 shares issued and outstanding (excluding 54,388,355 and 54,113,917 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	81	107
Class B common stock, $0.0001 par value per share, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,380	1,380
Additional paid-in capital	894,951	—
Retained earnings	4,103,598	4,998,523
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$569,988,185	$565,975,181

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE	$—	$—	$—	$—

EXPENSES
Administrative fee – related party	30,000	30,000	60,000	60,000
General and administrative expenses	970,702	232,894	958,001	595,909

TOTAL EXPENSES	1,000,702	262,894	1,018,001	655,909

OTHER INCOME
Investment income from Trust Account	120,094	3,560,791	4,479,826	6,780,233
Interest income	397	6,368	2,376	14,258

TOTAL OTHER INCOME	120,491	3,567,159	4,482,202	6,794,491

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(880,211)	3,304,265	3,464,201	6,138,582

Income tax provision	14,749	737,295	919,821	1,403,022

Net Income (Loss)	$(894,960)	$2,566,970	$2,544,380	$4,735,560

Weighted average shares outstanding of Class A common stock	55,200,000	55,200,000	55,200,000	55,200,000
Basic and diluted net income (loss) per share, Class A	$(0.00)	$0.05	$0.06	$0.10

Weighted average shares outstanding of Class B common stock	13,800,000	13,800,000	13,800,000	13,800,000
Basic and diluted net loss per share, Class B	$(0.07)	$(0.01)	$(0.07)	$(0.04)

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Changes in Stockholders’ Equity
(unaudited)

For the six months ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2019	1,066,083	$107	13,800,000	$1,380	$-	$4,998,523	$5,000,010

Change in Class A common stock subject to possible redemption	(254,438)	(26)	-	-	894,951	(3,439,305)	(2,544,380)

Net income	-	-	-	-	-	2,544,380	2,544,380
Balance as of June 30, 2020	811,645	$81	13,800,000	$1,380	$894,951	$4,103,598	$5,000,010

For the three months ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of March 31, 2020	722,149	$72	13,800,000	$1,380	$-	$4,998,558	$5,000,010

Change in Class A common stock subject to possible redemption	89,496	9	-	-	894,951	-	894,960

Net loss	-	-	-	-	-	(894,960)	(894,960)
Balance as of June 30, 2020	811,645	$81	13,800,000	$1,380	$894,951	$4,103,598	$5,000,010

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Changes in Stockholders’ Equity
(unaudited)

For the six months ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,946,989	$195	13,800,000	$1,380	$2,349,053	$2,649,382	$5,000,010

Change in Class A common stock subject to possible redemption	(473,556)	(47)	-	-	(2,349,053)	(2,386,460)	(4,735,560)

Net income	-	-	-	-	-	4,735,560	4,735,560
Balance as of June 30, 2019	1,473,433	$148	13,800,000	$1,380	$-	$4,998,482	$5,000,010

For the three months ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of March 31, 2019	1,730,130	$173	13,800,000	$1,380	$180,485	$4,817,972	$5,000,010

Change in Class A common stock subject to possible redemption	(256,697)	(25)	-	-	(180,485)	(2,386,460)	(2,566,970)

Net income			-	-	-	2,566,970	2,566,970
Balance as of June 30, 2019	1,473,433	$148	13,800,000	$1,380	$-	$4,998,482	$5,000,010

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$2,544,380	$4,735,560
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(4,479,826)	(6,780,233)
Changes in operating assets and liabilities:
Prepaid expenses	213,375	(25,317)
Accounts payable and accrued expenses	833,046	8,530
Related party advances	(11,801)	(55,432)
Accrued income and franchise taxes	635,578	(299,191)
Net Cash Used In Operating Activities	(265,248)	(2,416,083)

Cash Flows From Investing Activities:
Investment income released from Trust Account to pay taxes	40,050	1,867,812
Net Cash Provided By Investing Activities	40,050	1,867,812

Net change in cash and cash equivalent	(225,198)	(548,271)

Cash and cash equivalent at beginning of period	548,761	1,531,595

Cash and cash equivalent at end of period	$323,563	$983,324

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$1,667,762

Supplemental disclosure of non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$2,544,380	$4,735,560

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from October 13, 2017 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The Company’s amended and restated certificate of incorporation provides that, except for the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will be released from the Trust Account until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote seeking to amend any provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (or August 14, 2020). The Company intends to seek stockholder approval of an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete an Initial Business Combination for an additional six months, from August 14, 2020 to February 14, 2021. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (unless extended, as described above), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering (unless extended, as described above). However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern and Liquidity Considerations

As of June 30, 2020, the Company had $323,563 in its operating bank account, approximately $18 million of cumulative investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of investment income to pay dissolution expenses), and working deficit of approximately $1.4 million.

Through June 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, an aggregate of approximately $1.6 million in advances due to related party, which is discussed in Note 4, and the net proceeds from investment income released from Trust Account since inception of approximately $3.9 million for taxes. The Company repaid the loans from the Sponsor in full in February 2018. The Company may not have sufficient liquidity to meets its future obligations and anticipates that it may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through August 14, 2020, our mandatory liquidation date (unless extended, as described above), if the Company does not consummate a business combination.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of operations and pending business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the liquidity, mandatory liquidation and subsequent dissolution provisions discussed above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2020 (unless extended, as described above).

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

The Company’s statements of operations include a presentation of income per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $120,094 and $3,560,791, respectively, net of applicable taxes of $64,612 and $787,158, respectively, by the weighted average number of 55,200,000 shares of Class A common stock outstanding since the initial issuance for the three months ended June 30, 2020 and 2019, respectively. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $4,479,826 and $6,780,233, respectively, net of applicable taxes of $1,019,547 and $1,502,200, respectively, by the weighted average number of 55,200,000 shares of Class A common stock outstanding since the initial issuance for the six months ended June 30, 2020 and 2019, respectively. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

At June 30, 2020 and December 31, 2019, 54,388,355 and 54,133,917, respectively, of the 55,200,000 outstanding shares of Class A common stock were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Private Placement

Concurrently with the closing of the Public Offering, the Sponsor purchased an aggregate of 9,360,000 Private Placement Warrants at a price of $1.50 per warrant ($14,040,000 in the aggregate) in the Private Placement. Each Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering (unless extended, as described above), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Related Party Advances

The Sponsor or affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. Since inception through June 30, 2020, the related party advanced an aggregate of approximately $1.6 million to the Company. During the six months ended June 30, 2020 and 2019, the related party paid $155,773 and $447,097, respectively, of other expenses on behalf of the Company and the Company had repaid the related party $155,773 and $502,529, respectively, for advances. As of June 30, 2020 and December 31, 2019, there were no amounts due to the related parties.

During the six months ended June 30, 2020, the Company paid certain expenses totaling $11,801 on behalf of the Sponsor. As of June 30, 2020, the amount due to the Company from the Sponsor was $11,801.

Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced the Company $294,354 to be used for a portion of the expenses of the Public Offering. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding advances.

Administrative Service Fee

The Company, commencing on August 10, 2018, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $30,000 and $30,000 for such services for the three months ended June 30, 2020 and 2019, respectively. The Company paid the Sponsor $60,000 and $60,000 for such services for the six months ended June 30, 2020 and 2019, respectively.

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

Note 5. Deferred Underwriting COMMISSIONS

The Company is committed to pay the Deferred Discount of 3.5% of the gross proceeds of the Public Offering, or $19,320,000, to the underwriters of the Public Offering upon the Company’s completion of an Initial Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if an Initial Business Combination is not completed within 24 months after the Public Offering (unless extended, as described above).

NOTE 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2020, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 54,388,355 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2019, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 54,133,917 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the Warrant exercise. If the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (unless extended, as described above) and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment held in Trust Account
June 30, 2020	$569,592,365	$569,592,365	$—	$—
December 31, 2019	$565,152,589	$565,152,589	$—	$—

At June 30, 2020 and December 31, 2019, the investments held in the Trust Account were held in marketable equity securities.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements―CONTINUED

Note 8. SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

On July 10, 2020, the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with Spartan Merger Sub Inc., a Delaware corporation and the Company’s wholly owned subsidiary of (“Merger Sub”), and Fisker Inc., a Delaware corporation (“Fisker”), pursuant to which Merger Sub will be merged with and into Fisker (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Fisker surviving the Merger as the Company’s wholly owned subsidiary. The parties expect the Proposed Transactions to be completed in the fourth quarter of 2020, if the life of the Company is extended beyond August 14, 2020 as currently contemplated by management, subject to, among other things, the approval of the Proposed Transactions by the Company’s stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

In connection with the execution of the Business Combination Agreement, on July 10, 2020, the Sponsor entered into a Sponsor Agreement with the Company pursuant to which the Sponsor will, immediately prior to, and conditioned upon, the effective time of the Merger, automatically and irrevocably surrender and forfeit to the Company, for no consideration and as a contribution to our capital, 441,176 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Sponsor Shares”), whereupon the Sponsor Shares will be canceled.

In connection with the execution of the Business Combination Agreement, on July 10, 2020, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 50,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $500,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the closing of the Merger.

Pursuant to the Subscription Agreements, the Company agreed that, within 30 calendar days after the consummation of the Proposed Transactions, the Company will file with the SEC (at its sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and that the Company will use our commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

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

On July 10, 2020, we entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with Spartan Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary of (“Merger Sub”), and Fisker Inc., a Delaware corporation (“Fisker”), pursuant to which Merger Sub will be merged with and into Fisker (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Fisker surviving the Merger as our wholly owned subsidiary. The parties expect the Proposed Transactions to be completed in the fourth quarter of 2020, subject to, among other things, the approval of the Proposed Transactions by our stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

In connection with the execution of the Business Combination Agreement, on July 10, 2020, the Sponsor entered into a Sponsor Agreement with us pursuant to which the Sponsor will, immediately prior to, and conditioned upon, the effective time of the Merger, automatically and irrevocably surrender and forfeit to us, for no consideration and as a contribution to our capital, 441,176 shares of our Class B common stock, par value $0.0001 per share (the “Sponsor Shares”), whereupon the Sponsor Shares will be canceled.

In connection with the execution of the Business Combination Agreement, on July 10, 2020, we entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 50,000,000 shares of our Class A common stock, par value $0.0001 per share (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $500,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the closing of the Merger.

Pursuant to the Subscription Agreements, we agreed that, within 30 calendar days after the consummation of the Proposed Transactions, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and that we will use our commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

The foregoing descriptions of the Business Combination Agreement, the Sponsor Agreement and the Subscription Agreements are qualified in their entirety by reference to the full text of the Business Combination Agreement, the Sponsor Agreement and the form of the Subscription Agreement, copies of which are included as exhibits to our Current Report on Form 8-K filed with the SEC on July 13, 2020, and incorporated herein by reference.

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

For the three months ended June 30, 2020, we had net loss of $894,960, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

For the three months ended June 30, 2019, we had net income of $2,566,970, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

For the six months ended June 30, 2020, we had net income of $2,544,380, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

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

At June 30, 2020, we had cash of $323,563 and working capital deficit of $1,388,805.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2020.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith.

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN ENERGY ACQUISITION CORP.
(Registrant)

By:	/s/ James Crossen
James Crossen
Chief Financial Officer and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: July 31, 2020