Form 10-Q
period 2020-09-30
Spartan Energy Acquisition Corp.
filed 2020-10-28
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, 55,192,542 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

PART I – INTERIM FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Spartan Energy Acquisition Corp.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$164,923	$548,761
Prepaid expenses	39,340	273,831
Total current assets	204,263	822,592

Investment held in Trust Account	569,041,175	565,152,589

Total assets	$569,245,438	$565,975,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,722,389	$116,001
Accrued income and franchise taxes	262,301	200,000
Advances from related parties	1,385,118	-
Total current liabilities	4,369,808	316,001

Deferred underwriting commissions	19,320,000	19,320,000

Total liabilities	23,689,808	19,636,001

Commitments and contingencies
Class A common stock subject to possible redemption; 54,055,562 and 54,133,917 shares at September 30, 2020 and December 31, 2019, respectively (at approximately $10.00 per share)	540,555,620	541,339,170

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 200,000,000 shares authorized, 1,136,980 and 1,066,083 shares issued and outstanding (excluding 54,055,562 and 54,113,917 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	114	107
Class B common stock, $0.0001 par value per share, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,380	1,380
Additional paid-in capital	4,145,926	—
Retained earnings	852,590	4,998,523
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$569,245,438	$565,975,181

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUE	$—	$—	$—	$—

EXPENSES
Administrative fee – related party	30,000	30,000	90,000	90,000
General and administrative expenses	3,290,249	425,846	4,248,250	1,021,755

TOTAL EXPENSES	3,320,249	455,846	4,338,250	1,111,755

OTHER INCOME
Investment income from Trust Account	74,232	3,146,769	4,554,058	9,927,002
Interest income	11	5,142	2,387	19,400

TOTAL OTHER INCOME	74,243	3,151,911	4,556,445	9,946,402

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(3,246,006)	2,696,065	218,195	8,834,647

Income tax provision	5,002	650,235	924,823	2,053,257

Net Income (Loss)	$(3,251,008)	$2,045,830	$(706,628)	$6,781,390

Weighted average shares outstanding of Class A common stock	55,195,379	55,200,000	55,198,449	55,200,000
Basic and diluted net income (loss) per share, Class A	$0.00	$0.04	$0.06	$0.14

Weighted average shares outstanding of Class B common stock	13,800,000	13,800,000	13,800,000	13,800,000
Basic and diluted net loss per share, Class B	$(0.24)	$(0.03)	$(0.31)	$(0.07)

See accompanying notes to unaudited condensed financial statements.

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Changes in Stockholders’ Equity
(unaudited)

For the nine months ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2019	1,066,083	$107	13,800,000	$1,380	$-	$4,998,523	$5,000,010

Change in Class A common stock subject to possible redemption	70,897	7	-	-	4,145,926	(3,439,305)	706,628

Net loss	-	-	-	-	-	(706,628)	(706,628)
Balance as of September 30, 2020	1,136,980	$114	13,800,000	$1,380	$4,145,926	$852,590	$5,000,010

For the three months ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of June 30, 2020	811,645	$81	13,800,000	$1,380	$894,951	$4,103,598	$5,000,010

Change in Class A common stock subject to possible redemption	325,335	33	-	-	3,250,975	-	3,251,008

Net loss	-	-	-	-	-	(3,251,008)	(3,251,008)
Balance as of September 30, 2020	1,136,980	$114	13,800,000	$1,380	$4,145,926	$852,590	$5,000,010

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

SPARTAN ENERGY ACQUISITION CORP.

Condensed Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(706,632)	$6,781,390
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(4,554,058)	(9,927,002)
Changes in operating assets and liabilities:
Prepaid expenses	234,491	(44,951)
Accounts payable and accrued expenses	2,606,392	73,437
Related party advances	1,385,118	(55,432)
Accrued income and franchise taxes	62,301	(248,780)
Net Cash Used In Operating Activities	(972,388)	(3,421,338)

Cash Flows From Investing Activities:
Investment income released from Trust Account to pay taxes	588,550	2,597,812
Net Cash Provided By Investing Activities	588,550	2,597,812

Net change in cash and cash equivalent	(383,838)	(823,526)

Cash and cash equivalent at beginning of period	548,761	1,531,595

Cash and cash equivalent at end of period	$164,923	$708,069

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$548,500	$2,397,762

Supplemental disclosure of non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$783,550	$6,781,390
Redemption of Class A common stock	$76,922	$-

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from October 13, 2017 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The Company’s amended and restated certificate of incorporation provides that, except for the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will be released from the Trust Account until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote seeking to amend any provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (or August 14, 2020). On August 4, 2020, the Company amended and restated its certificate of incorporation (“Charter Amendment”) to extend the date by which the Company must complete an Initial Business Combination for an additional six months, from August 14, 2020 to February 14, 2021. In connection with the Charter Amendment, the holders of 7,458 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $76,922. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering, or August 24, 2020 (which was extended for an additional six months, from August 14, 2020 to February 14, 2021, as described above), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering (which was extended to February 14, 2021, as described below). However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

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

Going Concern and Liquidity Considerations

As of September 30, 2020, the Company had $164,923 in its operating bank account, approximately $17.0 million of cumulative investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of investment income to pay dissolution expenses), and working deficit of approximately $4.2 million.

Through September 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, an aggregate of approximately $3.2 million in advances due to related party, which is discussed in Note 4, and the net proceeds from investment income released from Trust Account since inception of approximately $4.5 million for taxes. The Company repaid the loans of $1.6 million from the Sponsor in full in February 2018. The Company may not have sufficient liquidity to meets its future obligations and anticipates that it may need to obtain additional loans from the Sponsor or obtain funding from other sources in order to satisfy our working capital requirements through August 14, 2020, our mandatory liquidation date (which was extended to February 14, 2021, as described below), if the Company does not consummate a business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of operations and pending business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the liquidity, mandatory liquidation and subsequent dissolution provisions discussed above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 14, 2021.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

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

The Company’s statements of operations include a presentation of income per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $74,232 and $3,146,769, respectively, net of applicable taxes of $55,413 and $700,646, respectively, by the weighted average number of 55,195,379 and 55,200,000 shares of Class A common stock outstanding since the initial issuance for the three months ended September 30, 2020 and 2019, respectively. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $4,554,058 and $9,927,002, respectively, net of applicable taxes of $1,074,960 and $2,202,846, respectively, by the weighted average number of 55,198,449 and 55,200,000 shares of Class A common stock outstanding since the initial issuance for the nine months ended September 30, 2020 and 2019, respectively. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

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

As discussed in Note 1, all of the 55,192,542 Public Shares contain a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital.

At September 30, 2020, 54,055,562 of the 55,192,542 outstanding shares of Class A common stock were classified outside of permanent equity. At December 31, 2019, 54,133,917 of the 55,200,000 outstanding shares of Class A common stock were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

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

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and equity securities that may be issued upon conversion of working capital loans, if any (and any Class A common shares issuable upon the conversion of any Founder Shares and the exercise of the Private Placement Warrants and equity securities that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on August 9, 2018, which will be amended and restated in connection with closing of the Proposed Transactions (as defined below). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Advances

The Sponsor or affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. Since inception through September 30, 2020, the related party advanced an aggregate of approximately $3.2 million to the Company. During the nine months ended September 30, 2020 and 2019, the related party paid $1,643,368 and $447,097, respectively, of other expenses on behalf of the Company and the Company had repaid the related party $258,250 and $502,529, respectively, for advances. As of September 30, 2020 and December 31, 2019, there were $1,385,118 and $0 due to the related parties, respectively.

During the nine months ended September 30, 2020, the Company paid certain expenses totaling $11,801 on behalf of the Sponsor. As of September 30, 2020, the amount due to the Company from the Sponsor was $0.

Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced the Company $294,354 to be used for a portion of the expenses of the Public Offering. Upon the closing of the Public Offering, the Company repaid the affiliate of the Sponsor $294,354 in settlement of the outstanding advances.

Administrative Service Fee

The Company, commencing on August 10, 2018, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $30,000 and $30,000 for such services for the three months ended September 30, 2020 and 2019, respectively. The Company paid the Sponsor $90,000 and $90,000 for such services for the nine months ended September 30, 2020 and 2019, respectively.

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

The obligations under the Forward Purchase Agreement do not depend on whether any public stockholders elect to redeem their shares in connection with the Initial Business Combination and provide the Company with a minimum funding level for the Initial Business Combination. Additionally, the obligations of the affiliate of the Sponsor to purchase the Forward Purchase Units are subject to termination prior to the closing of the sale of the Forward Purchase Units by mutual written consent of the Company and such affiliate, or automatically: (i) if the Initial Business Combination is not consummated within 24 months from the closing of the Public Offering, unless extended up to a maximum of sixty (60) days in accordance with the amended and restated certificate of incorporation; or (ii) if the affiliate of the Sponsor or the Company become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of the affiliate of the Sponsor or the Company in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the obligations of the affiliate of the Sponsor to purchase the Forward Purchase Units are subject to fulfillment of customary closing conditions, including that the Initial Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units. The Company did not require the Sponsor to Purchase the Forward Purchase Units in connection with the Proposed Transactions.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

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

On October 5, 2020, the Company filed a definitive proxy statement with the SEC in regards to the above business combination agreement as well as additional proposals for stockholders to vote on at a special meeting on October 28, 2020.

NOTE 7. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2020, there were 55,192,542 shares of Class A common stock issued and outstanding (of which 54,055,562 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2019, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 54,133,917 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. All shares and the associated amounts have been retroactively restated to reflect: (i) the forfeiture of 2,875,000 shares of Class B common stock in July 2018; and (ii) the stock dividend of 2,300,000 shares of Class B common stock in August 2018.

In connection with the Charter Amendment on August 4, 2020, the holders of 7,458 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $76,922.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment held in Trust Account
September 30, 2020	$569,041,175	$569,041,175	$—	$—
December 31, 2019	$565,152,589	$565,152,589	$—	$—

At September 30, 2020 and December 31, 2019, the investments held in the Trust Account were held in U.S. Treasury Money Market Funds.

SPARTAN ENERGY ACQUISITION CORP.

Notes to Condensed Financial Statements—CONTINUED

Note 9. SUBSEQUENT EVENTS

On October 5, 2020, the Company filed a definitive proxy statement with the SEC in regards to the above business combination agreement as well as additional proposals for stockholders to vote on at a special meeting on October 28, 2020.

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

On August 4, 2020, we amended and restated our certificate of incorporation (“Charter Amendment”) to extend the date by which we must complete the Business Combination for an additional six months, from August 14, 2020 to February 14, 2021. In connection with the Charter Amendment, the holders of 7,458 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $76,922.

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

For the three months ended September 30, 2020, we had net loss of $3,251,008, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

For the three months ended September 30, 2019, we had net income of $2,045,830, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

For the nine months ended September 30, 2020, we had net loss of $706,628, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

For the nine months ended September 30, 2019, we had net income of $6,781,390, which consisted of investment and interest income held in the Trust Account net of administrative service fees, general and administrative expenses and income tax provision.

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

At September 30, 2020, we had cash of $164,923 and working capital deficit of $4,165,545.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2020.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Exhibits designated by an asterisk (*) are filed herewith, those designated with asterisks (**) are furnished herewith and those designated with asterisks (***) were previously filed.

EXHIBIT INDEX

Exhibit Number	Description
2.1***	Business Combination Agreement and Plan of Reorganization, dated as of July 10, 2020, by and among the Company, Merger Sub and Fisker (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38625, filed with the SEC on July 13, 2020).
3.1***	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-38625, filed with the SEC on August 5, 2020).
10.1***	Sponsor Agreement, dated July 10, 2020 by and between the Company and Sponsor. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38625, filed with the SEC on July 13, 2020).
10.2***	Form of Subscription Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38625, filed with the SEC on July 13, 2020).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN ENERGY ACQUISITION CORP.
(Registrant)

By:	/s/ James Crossen
James Crossen
Chief Financial Officer and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: October 28, 2020