Form 10-K
period 2020-12-31
Fisker Inc./DE
filed 2021-03-31
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39160

FISKER INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3100340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1888 Rosecrans Avenue, Manhattan Beach, CA	90266
(Address of principal executive offices)	(ZIP Code)
Registrant’s telephone number, including area code: (833)
434-7537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value of $0.00001 per share	FSR	New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	FSRWS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was approximately $471.3 million as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 22, 2021, the registrant had 157,708,023 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FISKER INC.
ANNUAL REPORT ON FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
(this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to maintain the listing of our Class A common stock, par value $0.00001 per share (“Class A Common Stock”) on the NYSE;

•
our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

•	our ability to enter into binding contracts with OEMs or tier-one suppliers in order to execute on our business plan;

•	our ability to execute our business model, including market acceptance of our planned products and services;

•	our expansion plans and opportunities;

•	our expectations regarding future expenditures;

•	our ability to raise capital in the future;

•	our ability to attract and retain qualified employees and key personnel;

•	the possibility that we may be adversely affected by other economic, business or competitive factors;

•	changes in applicable laws or regulations;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	the possibility that COVID-19 may adversely affect the results of our operations, financial position and cash flows; and

•	other factors described in this report, including those described in the section entitled “ Risk Factors ” under Part I, Item 1A of this report.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “
Risk Factors
” under Part I, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
The forward-looking statements made by us in this report speak only as of the date of this report. Except to the extent required under the federal securities laws and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.fiskerinc.com) and various social media channels as a means of disclosing information about the company and its products to its customers, investors and the public (e.g., @fiskerinc, @fiskerofficial, #fiskerinc, #henrikfisker and #fisker on Twitter, Facebook, Instagram, YouTube, TikTok and LinkedIn). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive
e-mail
alerts and other information about the Company when you enroll your
e-mail
address by visiting the “Investor Email Alerts” section of our website at www.investors.fiskerinc.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive
e-mail
alerts and other information about the Company when you enroll your
e-mail
address by visiting the “Investor Email Alerts” section of our website at www.investors.fiskerinc.com.
ADDITIONAL INFORMATION
Unless the context indicates otherwise, references in this Annual Report on Form
10-K
to the “Company,” “Fisker,” “we,” “us,” “our” and similar terms refer to Fisker Inc. (f/k/a Spartan Energy Acquisition Corp.) and its consolidated subsidiaries (including Fisker Group Inc. or Legacy Fisker). References to “Spartan” refer to our predecessor company prior to the consummation of the Business Combination (as defined below).

PART I

Item 1	Item 1. Business.
Our Vision
A clean future for all.
Our Mission
Create the world’s most emotional and sustainable vehicles.
Overview
We are building a technology-enabled, asset-light automotive business model that we believe will be among the first of its kind and aligned with the future state of the automotive industry. This involves a focus on vehicle development, customer experience, sales and service to change the personal mobility experience through technological innovation, ease of use and flexibility. Fisker brings the legendary design and product development expertise of Henrik Fisker – the visionary behind such iconic vehicles as the BMW Z8 sports car and the famed Aston Martin DB9 and V8 Vantage, – to deliver high quality, sustainable electric vehicles that create a strong emotional connection with customers. Central to our business model is the Fisker Flexible Platform Agnostic Design
(“FF-PAD”),
a proprietary process that allows the design and development of a vehicle to be adapted to any given EV platform in the specific segment size. The process focuses on creating industry leading vehicle designs which can then be adapted to match the crucial hard points on an EV platform initially developed by a third-party. This, combined with outsourced manufacturing, reduces development cost and time to market creating a new business model for the industry and one that gives Fisker a significant advantage in bringing vehicles to market faster and more efficiently.
Our first model, the
all-electric
Fisker Ocean, has already garnered many awards for its design. With a projected start of production in the fourth quarter of 2022, through March 19, 2021, Fisker has received over 13,300 retail reservations and 700 fleet reservations. This is after accounting for about 1,100 retail customers who have canceled over time.
The Fisker Ocean is targeting a large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model such as the BMW 3 Series or Tesla Model 3) of the electric SUV market. The Fisker Ocean is a five-passenger vehicle with a range, depending on specification, of between 250 and over
350-miles.
State-of-the-art
autonomous driving capabilities combined with an innovative and timeless design are delivered through advanced software-based UI enabling a totally re-imagined
customer experience. We have designed the Ocean for a high degree of sustainability, using recycled rubber, eco-suede
interior trim made from recycled polyester, and carpeting from fishing nets and bottles recycled from ocean waste, among many other sustainable features. The Fisker Ocean was recognized among the best new automobiles at CES 2020 by Time, Newsweek, Business Insider, CNET and others. We expect to price the Fisker Ocean starting at $37,499 for customers who want to purchase the vehicle, or a flexible lease model (instead of a traditional fixed-term lease) starting at $379 per month, which Fisker believes will position the Fisker Ocean as a highly competitive and affordable all-electric
SUV delivering premium styling and features.
Our goal is to revolutionize how customers view personal mobility and vehicle ownership. We plan to employ an innovative
“E-Mobility-as-a-Service”
(“EMaaS”) business model that combines a customer-focused experience and flexible leasing options with affordable monthly payments and no fixed term. We plan a go-to-market
strategy with both
web-and
app-based
digital sales, loan financing approvals, leasing, and service management tools with limited reliance on traditional brick-and-mortar
“sales-and-service”
dealer networks. Prospective customers would be able to “touch and feel” the vehicles at immersive Fisker Experience Centers, which we anticipate will initially be located in key strategic locations across the United States and Europe. These centers will utilize dynamic augmented and virtual reality for customers to experience the vehicles, their technology, and sustainability features. Virtual factory tours, group test drives and in-store
vehicle visualization will be offered to prospective customers at Fisker Experience Centers, along with specification and offering for customers choosing not to use the web-
or
app-based
sales. Fisker believes that this customer-focused approach will drive user engagement in our products, brand and technology, and result in positive customer experiences. Such customer satisfaction, Fisker believes, should result in brand loyalty.
Through our
FF-PAD
proprietary process, we intend to significantly reduce the capital intensity and investments typically associated with a new car manufacturing business and accelerate its path to production in several ways, including:

•
Launching with a highly respected brand name in the automotive and EV categories
. The Fisker name is a recognized part of automotive industry history and has established premium EV brand value in the global EV marketplace. Henrik Fisker, Fisker’s co-founder,
Chairman, President and Chief Executive Officer, is a pioneer in the EV industry, having launched the world’s first luxury plug-in
hybrid EV, and has a track record of successful designs as the former Chief Executive Officer and President of BMW Designworks USA and the former Design Director for Aston Martin. We enter the market with an established brand name that is associated with automotive innovation and superior design.

•
Using an existing EV Platform.
We have entered into a cooperation agreement with Magna International Inc. (“Magna”), an industry-leading supplier, technology partner and manufacturer of premium high quality vehicles. The cooperation agreement sets out the main terms and conditions for certain operational agreements related to platform sharing, component sourcing and manufacturing for the Fisker Ocean. We are creating FM29, a unique EV platform, that will have unique Fisker IP. By working with a proven supplier such as Magna, we can accelerate our time to market, reduce vehicle development costs, and gain access to an established global supply chain. Our proprietary
FF-PAD
process is hardware agnostic which will enable us to collaborate with multiple OEMs and/or EV platform developers for the production of future vehicles.

•
Using an existing manufacturing facility.
We intend to leverage Magna’s existing modern manufacturing facilities and trained workforce, which positions us well to meet timing, cost, and quality expectations while optimally matching our cost structure with our projected production ramp. Partnering with Magna on manufacturing is intended to position us to meet our projected production and delivery targets and will enable us to focus on what we believe will be the key differentiators for a new car company: delivering truly innovative design features, a superior customer experience, and a leading user interface that leverages sophisticated software and other technology advancements.

•
Developing a digitally-driven, hassle-free sales and service experience
. We believe that our digital,
direct-to-customer
sales model reflects today’s changing customer preferences and is superior to “traditional” capital intensive and costly automotive sales models. Our proprietary Flexee App will enable vehicle configuration, seamless digital sales and vehicle delivery. We also intend to enter into a service partnership with third parties such as Pivet and Manheim, which are affiliates of Cox Automotive, to create a hassle-free, app-based
service experience for our customers.

Fisker Flexible Platform Adaptive Design
(FF-PAD)
and FM29 Platform
We have entered into a cooperation agreement with Magna which sets forth the main terms and conditions of a platform sharing partnership. We intend that the final platform (codenamed ‘FM29’) will form the basis of the Fisker Ocean and at least one additional Fisker models. Engaging in collaboration and partnership arrangements is intended to enable us to share investments made by industry-leading OEMs and tier-one
automotive suppliers, allowing us to focus on creating value beyond basic engineering and customer expectations. We believe this platform-sharing arrangement will reduce delivery risk by eliminating factors such as the development of new and untested manufacturing processes and creation of new supply chains.

The critical elements of platform (also referred to as a “skateboard”) we plan to adopt may include, for example, the sheet metal structure for the floor plan of the vehicle, the electrical powertrain, the suspension, steering and braking systems, airbags, seatbelts, and other architectural elements such as seat frames and HVAC. The implicit functionality provided by the platform/skateboard reduces the task of satisfying all of the requirements associated with high-and
low-speed
crashworthiness, side impacts and roof crush, occupant injury, and pedestrian safety, among others, to one of system tuning. Similarly, durability, noise, vibration, and harshness performance become optimizing exercises where we take an already highly developed product and improves in those areas that are important to its customers.
Alongside the
FF-PAD,
we intend to focus our design and engineering process on improving the flow of information from customer demands, to design and engineering:

•	Sales and marketing: identify target customers and the customer’s demands for specific vehicle types

•	Vehicle engineering: translate customer demand into a full technical specification of the vehicle, describing every attribute in quantifiable terms (SI units or Vehicle Evaluation Rating)

•	Design: deliver the visual aesthetic with a unique emotional attraction

•	Engineering: translate the technical and aesthetic specifications into engineered components and subsystems to deliver a fully optimized, compatible final product
The fulcrum of this process is the Vehicle Architecture (“VA”) team. The VA team is placed at the center of the flow of information from these branches of the business and is tasked with balancing the conflicting requirements and arbitrating between business groups to achieve consensus.
Fisker’s Manufacturing Approach
We decided to seek out a partnership with an existing manufacturer rather than constructing new production capacity and recently entered into a cooperation agreement with Magna which outlines the main terms of manufacturing agreements that are under negotiation between Fisker and Magna. This approach is intended to lower our upfront costs, while also supporting our ESG mission by reducing the carbon footprint of our operations. Fisker has also commenced discussions with several other industry-leading OEMs and tier-one
automotive suppliers for additional component sourcing and manufacturing for potential future vehicles and additional capacity needs. Fisker currently intends to manufacture its vehicles using Magna’s existing manufacturing facilities in Europe, utilizing Magna’s existing labor force, with potential expansion to the United States in the near future.
A significant advantage of working with established manufacturing partners is that such enterprises are already connected to the existing automotive supply chain. The maturity of supply chain relationships is critical, and is reflected in the connectivity of business systems and IT infrastructure. A typical vehicle consists of over 5,000 individual parts and assemblies, each of which is sourced from an extended supply chain consisting of thousands of suppliers. Compounding this further is the fact that there is complexity in the vehicle build specifications to suit customer choice. These parts must be delivered to the final point of assembly at a rate and in a sequence that matches planned vehicle production. Considering that a typical automotive facility will assemble these more than 5,000 parts into a complete vehicle at a rate of one vehicle every
45-120
seconds, the smooth running of that logistics effort becomes critical to the running of the operation. Such organizational efficiency is the result of decades of experience and cannot be easily replicated. These critical relationships extend beyond the simple supply of parts and into areas such as local government, where support and cooperation is vital to ensure that local infrastructure updates are considered at a strategic local government level. Such partnerships are also decades in the making, and are critical to the ongoing success of the enterprise.

Growth Strategy
We intend to implement the following growth strategies to drive stakeholder value.

•
Continue to develop the Fisker Ocean
. We intend to continue to invest in research and development and work on establishing partnerships that would enable us to commence customer deliveries of the Fisker Ocean as early as late 2022. We believe that we can achieve this goal by using Magna’s established platform, parts sourcing and the manufacturing advantages resulting from its collaboration with Magna, as well as the deep automobile design and execution experience of our management team. As part of this plan, we expect to begin building prototype, pre-production
Fisker Oceans in 2021 through Magna’s manufacturing facilities.

•
Re-imagine
the customer experience for personal transportation and car ownership
. We believe immense opportunities exist to
re-imagine
the customer experience for personal transportation and car ownership. We plan to continue to design EVs that will be differentiated in the marketplace by proprietary design innovation and a customer experience delivered through a state-of-the-art,
software-based UI. We plan to also continue to develop our proprietary Flexee App to improve the customer experience throughout the entire personal transportation lifecycle. In addition, we are designing our EVs to be compatible with existing charging infrastructures, including ChargePoint and EVgo, as well as Electrify America, with whom we have executed a network program charging agreement.

•
Develop additional high value, sustainable EV models
. We believe the combination of our superior design expertise, along with the power and versatility of platforms engineered with industry-leading OEMs and tier-one
automotive suppliers, will enable us to efficiently achieve our goal of providing the world with a range of high value, sustainable EVs. We intend to utilize one or more platforms over time to develop a lifestyle pickup truck and a sport crossover to complement the Fisker Ocean. In addition, in the future, we also plan to explore additional EV platform opportunities that will facilitate the company’s mission to revolutionize the personal transportation industry.

Fisker’s Vehicles

Our first vehicle will be the Fisker Ocean, an
all-electric
premium SUV that is expected to have a starting price of $37,499 in the U.S. market before federal and state incentives are applied (we expect to initiate sales with all of our currently allocated EV credits – $7,500 on the first 200,000 delivered vehicles). The Ocean will have at least three option packages, with prices anticipated to range from a base price of $37,499 to approximately $69,900 for the most highly-contented trim level. This allows customers with different preferences and means to find a vehicle and price that fits their needs.
We are planning to develop several unique option packages to broaden the market appeal of the Fisker Ocean, including an anticipated extreme off-road
package, which Fisker refers to as Force E.
We believe the electric range of the Fisker Ocean will be potentially span 250 to over 350 miles, depending on driving conditions and testing procedures (e.g., EPA cycle vs. WLTP cycle). We believe our software engineers have the ability to optimize the vehicles’ proprietary battery management system and other technical aspects of the battery system to potentially offer potentially longer-range versions.
The Fisker Ocean has many selling points that will set Fisker apart from its competitors, including:

•
California Mode
. California Mode (patent-pending) delivers an
open-air
experience with the push of one button. California Mode enables all of the vehicle’s windows – side windows, sunroof and the rear hatch window – to open simultaneously. This feature allows for long items (like a surfboard) to be transported by placing them through the rear window without having to drive with an open hatch. This feature will not work as well on an ICE vehicle as exhaust fumes could enter the cabin.

•
Extra wide track
. For the size of the vehicle and category, We believe the Ocean’s extra wide track will, among other technical features, give the Ocean best-in-class
ride and handling while maintaining the same tire aspect ratios. The wide track on sports cars contribute to a visual powerful “stance,” and we believe this will further distinguish the Ocean’s design. It has also allowed for a more dramatically sculptured body side design and, combined with the dynamic silhouette, we believe it has achieved a class-leading aesthetically arresting and emotional design.

•
Fixed hood
. Major electronic components have been moved under the hood to increase the interior space. The Ocean therefore does not need a traditional opening hood, where extra cost is spent on hinges and seals. This means the Ocean has fewer cut lines in the front end of the car, simplifying the design.

•
User Interface
. The Ocean features a large curved center screen with integrated haptic buttons. We have done extensive design development on the highest quality UI to enhance the driving experience. We believe combining a large touch screen with several haptic buttons provides drivers a user-friendly interface that allows drivers to access the most-often-used functions while maintaining their eyes on the road.

•
Autonomy
. We believe autonomous driving technology will ultimately be regulated, produced in high volume by a few large automotive companies, and be available to everyone. We believe it will be able to offer state-of-the-art
autonomous driving features through a partnership with industry-leading OEMs and tier-one
automotive suppliers. The Ocean will be launched with Fisker Intelligent (FI) Pilot, which will deliver industry-unique features and experiences, including over-the-air
updates. The Ocean will be engineered with hardware to support future upgrades, higher levels of autonomy and advanced driver assistance features, delivered through post-production software-based updates. Fisker and Magna are working together to develop an industry-unique feature set and a suite of software packages powered by a scalable domain controller architecture. We intend to equip Fisker Ocean with a class-competitive suite of Advanced Driving Assistance features supported by a sensor suite that includes state-of-the-art
computer vision technology and digital imaging radar.

•
Solar roof
. The Fisker brand is a pioneer in full length curved solar roof design and integration into a passenger vehicle. We believe that we can continue this leadership and will be providing an optional solar roof with state-of-the-art
PV solar cells. The solar roof makes a strong personal statement for those customers that want to fully optimize for zero emissions and sustainability.

•	Vegan interior . We are planning to offer a full vegan interior on the Fisker Ocean and there will be no leather or animal sourced materials available on any Fisker Ocean model.

•
Recycled materials in the interior
. Fisker plans to introduce carpets made from recycled plastic bottles and fishing nets from the world’s oceans. We are also looking at introducing several other recycled materials throughout the Fisker Ocean.

•
Sustainability
. We aim to make the Fisker Ocean the world’s most sustainable vehicle, measured by how many components use recycled materials, the fact that we offer a full-length solar roof option, and the fact that we plan on using existing manufacturing capacity rather than building new plants. In addition, we will work with all of our suppliers to try to make them use the most sustainable manufacturing methods possible.

Fisker has plans to introduce three more vehicles by 2025 using an established-platform-sharing arrangement with one or more industry-leading OEMs and suppliers.
New electronics architecture
The Fisker Ocean electronics architecture is based around a small number of key domain controllers, for advanced driver assistance functions, drivetrain and battery management, and infotainment. A traditional vehicle electronics architecture typically contains a high number of independent and self-contained modules, each a black box to the rest of the car. This architecture, based on domain computers, opens new avenues for integration, sensor fusion, and an adaptive and evolving user experience. A connectivity module enables full communication with the Fisker cloud and the possibility for edge computing, while over-the-air
(“OTA”) software updates ensure the
in-car
experience can stay ahead of market expectations.
We anticipate that future generations of Fisker architecture will integrate automotive requirements into customized electronics chips and boards, with hardware accelerators for AI, machine-learning, and computer-

vision. This further reduction in electronics component counts is designed to lower power consumption, increase computational power, and allow for even greater scope for feature integration and optimization.
Digital car of the future: delivered over the air
The new electric, digital car is more technologically sophisticated than its predecessors. Many immediate benefits to the customer of this always-online car will be evident in the infotainment system. Entertainment and productivity apps, mobility services, and navigation aids can keep pace with the latest regional trends. The integrated and fully connected nature of the digital car opens new opportunities for innovation, and enables functions previously impossible, such as predictive maintenance and remote fault diagnosis.

Through edge computing and
ultra-low
latency 5G connectivity, it also becomes possible for cloud computing resources to be used as a seamless extension of the computing power in the car. Continuous software updates, both for embedded systems in the car and functions hosted in the cloud, let the digital car grow and become smarter over its lifetime.
E-powertrain
In future generations of Fisker cars, we intend to utilize software to improve the powertrain performance, making the cars more efficient, allowing more instantaneous power output, or improving the charging experience. For example, powertrain parameters could be tailored to each driver in real time, based on driving habits, traffic density, road geometry, and environmental conditions. The optimal characteristics of the motors could be constantly measured and altered, and the level of the recuperation system could be adjusted in real time.
On-board
diagnostics, combined with predictive models and anomaly detection could guide the customer to schedule a service appointment before they even perceive any symptoms, possibly averting a costly repair.
UX/UI
We expect that our EVs will always be “connected.” Our next-generation connectivity platform will enable the seamless integration of online services and functions, whether unique Fisker services or from third parties. Features that are visualized on the large center touchscreen or digital instrument cluster will meet strict driver-distraction guidelines and will be rendered in high resolution through Fisker’s custom UI framework. The leading-edge head-up
display will project useful information onto the windshield so the driver’s eyes never need to leave the road. The Flexee App seamlessly connects to the car, ensuring the customer’s digital life and driving experience meet in the car.
With data analysis, cloud computing, and OTA updates, we expect the in-car
experience will adapt over time to the driver, not the other way around as has traditionally been the case.

Sales—Go To Market Strategy
We believe over the next seven years, the U.S. and E.U. EV market will be broken down into three fundamental segments: the white space segment, the value segment and the conservative premium segment. All three segments will attract customers from traditional ICE vehicles, but the largest growth, by volume, will be the white space segment and the value segment.

EV Segment	Attributes of Segment	Fisker Plan within Segment
White space segment
Currently occupied by Tesla globally and by a few Chinese EV independent start-ups
operating in China only.

Appeals to customers who want to be part of the new EV movement, who value sustainability and ESG.

Can only be occupied by pure EV brands that only produce EVs with a clear commitment towards zero emission vehicles.

We believe we will be the primary alternative to Tesla in this segment with the Fisker Ocean priced around the base price of the Tesla Model 3 and Model Y.

We believe other EV startups will move into the higher premium priced segments due to the lack of volume pricing of components.

We expect to sell approximately 50% of its vehicles into this segment.

Value segment
Focus on price and value proposition—customers will buy vehicles in this segment when the purchase price and cost of maintaining/running fits the budget and is better than an ICE vehicle.

Yet to be dominated by any auto maker.

We believe it will penetrate the upper end of this segment by offering a compelling and differentiated price/ performance vehicle, compared to other traditional car makers struggling to compete due to lack of volume pricing.

We expect to sell approximately 10% of its vehicles into this segment.

Conservative premium segment
Emerging segment currently occupied by several traditional auto makers that are trying to keep their own customers from deflecting to new start up EV makers like Tesla.

Vehicles in this segment, produced by the traditional premium automakers, are struggling with a clear EV identity as they try to bridge the traditional ICE attributes with new EV attributes.

We believe our vehicles will be very attractive to customers sitting “on the fence” in this segment, ready to leave their ICE brand, but needing assurance of quality and reliability. This is a segment where we believe we can attract new customers that will come from traditional ICE brands.

We believe we will sell approximately 40% of our vehicles into this segment, but it will grow rapidly, as we will be able to offer a more emotional design, an exclusive EV brand, a larger battery and better equipment for the price due to our volume pricing versus the lower volume traditional brands

Service, Marketing and Insurance
Our
co-founder
Henrik Fisker’s reputation, our collaboration with Magna and our roll-out
of the Fisker Ocean generated significant media coverage of the company and its vehicles, and we expect brand awareness to expand with the achievement of each major company milestone. Media coverage and word-of-mouth
have been the primary drivers of Fisker’s sales leads, helping us achieve a high volume of reservations without traditional marketing efforts and with a relatively low marketing budget. We plan to continue to expand its social media presence as a key part of our marketing efforts in future periods. Additionally, Mr. Fisker intends to increase his personal engagement on social media in order to make potential customers feel they hear directly from our founder’s “voice.” In addition, we plan to attend global events and open Fisker Experience Centers to give the opportunity for more potential buyers to experience its vehicles. We are also planning a distinctive new customer rewards program and a unique customer retention engagement program.
We intend to offer a combination of third-party insurance and self-insurance mechanisms to our customers to provide for insurance against certain risks, including auto liability and physical damage, general liability and products liability.
Direct Sales and Service
We intend to market and will sell our vehicles directly to customers using our proprietary digital platforms, including the Flexee App and website. This digital approach allows us to collect prospective customer data and improve the overall customer experience. We have designed our digital customer interactive platforms to be both cost effective and increase the value proposition and competitiveness of our vehicles.
We believe we will be able to quickly build our brand on a global scale and retain our future customers through direct customer interaction. In addition, we plan to launch a unique “miles”-style retention program, which will include awards where our reservation holders and future customers can generate points that can be converted into money or put towards the purchase or lease of a vehicle. This program is a unique rewards program that resembles successful programs used in other non-automotive
industries.
We are also planning to offer both financing and insurance of our vehicles directly through its digital platforms. We believe we can reduce the total cost of ownership for our customers and potentially generate additional sources of revenue by providing both financing and insurance for its vehicles.
We plan to keep introducing new
direct-to-customer
programs and services to further define our customer experience. As described elsewhere, we also plan to keep Fisker’s lean sales, lease, and service model in order to be able to continue to offer great value to its customers regardless of the segment we enter.
Vehicle Maintenance
An important element of vehicle ownership to consumers is maintenance and servicing. We plan to offer a new approach to service that will result in less required infrastructure, higher efficiency, and significantly higher customer satisfaction. Through consumer requests on the Flexee App or information gathered through on-board
diagnostics and connectivity, vehicle maintenance needs will be designed to be identified proactively. We expect that the vehicle will be picked up at a customer-specified location and brought to a nearby centralized service facility. This process will avoid the inconvenience that service stops at dealerships represent to consumers today.
Our vehicles will be designed to have no “first mandatory service” as our vehicles will not need such a service. We expect service will be needed for mainly two reasons: (1) a fault shows up in the on-board
diagnostics/request to go to service or (2) the customer notices something needs to be “fixed” and service is needed. In each case, we will be alerted by either the vehicle’s on-board
diagnostics or the customer and we will then pick up the customer vehicle at an agreed time and place, service the vehicle and bring it back at an agreed time and place. We expect we will eventually be able to conduct pick-up
and delivery without the customer being physically present, using a digital key and a location map.

Our efficient service model will be performed in conjunction with select service partners. We believe this service model delivers a better, faster, and more convenient customer experience. We also believe this model drastically reduces cost, as we do not need to construct and operate dealerships at which to perform service. Several existing potential partners have already streamlined their service models and because no customers will be required to visit the service centers, the service centers can be located in lower cost areas and be focused only on vehicle service and not customer reception.
We plan to have several company-owned service centers for more technically challenging cases, which will be strategically placed across geographies.
Vehicle Financing
We intend to launch a
non-fixed
term financing contract for our customers, which we will call the “Flexee lease.” The Flexee lease is inclusive of car use and maintenance. We are working on options to add insurance as well. We believe we will be able to offer a comparatively low lease payment due to lower capitalized costs, lower depreciation, and very low maintenance and replacement parts cost compared to traditional automobile brands.
The capitalized cost reduction occurs through elimination of the dealer margin usually financed in a lease, a customer down payment, and by including government EV incentives where and when available.
The lower and more even depreciation of the vehicle cost over its usable life results from anticipation of Fisker ownership of the vehicle over at least eight years, leading to a smoother depreciation curve compared to a typical automotive lease where depreciation is front-loaded into a three-year term. Additionally, carefully managed residual risk through reuse and refurbishment of the vehicles will minimize wear and tear and extend the vehicle life and value.
We intend to offer branded financing directly to consumers. We anticipate that the loan process and funding will be arranged through financial services partners in different countries.
Fisker Added Value
Because our vehicles will adopt much of the base engineering from a platform provided by an established OEM or Tier 1 supplier, we intend to focus its design and engineering efforts exclusively on what differentiates our product from the competition, leaving the “reinvention of the wheel” to competitors with the time, the money, and the inclination to do so.
Key among the attributes defining Fisker-brand design and engineering is exterior and interior design language. The Fisker Ocean will establish the look and feel of Fisker products going forward—an evolution of the design language Henrik Fisker developed over his career and with which he has become synonymous. A key element of this design language is the broad shouldered, “muscular” stance of the vehicle. In creating an exterior design with these proportions, the our team has taken some key decisions intended to move typical autobody engineering solutions, such as a fixed hood, to a position more relevant to EVs. Not only will this give our vehicles a distinctive, unique look, it also simplifies an otherwise complex manufacturing build tolerance issue. This approach provides greater control of the front-end
package and removes certain hardware, ultimately facilitating our desire to design a vehicle with class-leading frontal high-speed impact and pedestrian impact safety.
The Fisker Ocean will also introduce many proprietary customer-focused features. An example is California Mode, a feature that allows for all door windows, the sixth light in the rear quarter, the glazed roof, and the tailgate glass to be fully opened with a single press of one control. Not only does this provide the ideal combination of convertible “openness” with fixed roof safety and security, but it also adds utility to the vehicle, allowing long cargo to be carried through the open tailgate glass.

Fisker-brand design and engineering also encompasses our goal to build the world’s most sustainable vehicles. On the exterior of the vehicle we plan to install one of the largest automotive solar roof installations currently available. This feature will be designed to have the capability to deliver annually the equivalent of up to 1000km of completely carbon free miles. The technology behind this system is state of the art photovoltaic (“PV”) cells. We are working with two suppliers that will deliver the PV panels and incorporate the them into a uniquely designed opening roof.
The sustainability features extend to the interior of the vehicle, where Fisker will utilize several materials that are at the cutting edge of recycling and reuse. For example, through the reuse of tire manufacturing byproducts, We will significantly reduce the amount of process waste that would otherwise go to landfill. We are also working with suppliers who recover and repurpose ocean waste. These suppliers recover plastic materials that have accumulated in oceans, such as bottles and fishing nets, and reprocess them into automotive grade feedstock which can then be used to manufacture new interior trim fabrics and moldings. In doing so we expect to reduce our requirement to source ‘new’ hydrocarbon-based feedstock, while simultaneously providing an outlet for, and thus supporting, those suppliers who are investing in ocean clean up as an alternate source of raw material.
Our design language extends further into the interior of the vehicle with the deployment of our unique UI. In addition to seamless integration of user devices, such as mobile phones and tablets, Fisker has developed a large central screen display that is the largest in its class. This screen is the centerpiece of the Fisker UI and will integrate all main vehicle electrical functions and settings into a single, simple interface. The ergonomics of the central screen are further enhanced by combining user programmable “soft keys” on the touch screen surface, with five fixed switches that control the five most frequently used functions. In this way we expect to deliver a futuristic EV “glass cockpit” without the annoyance of searching through several menus to find that critical function, which has been a criticism of similar systems. The combination of this unique central screen and the digital driver’s display will ensure a class-leading user experience.
Customers and Backlog
We have received over 54,000 indications of interest for the Fisker Ocean as of December 31, 2020 through our Flexee App. Also, as of December 31, 2020, we had received approximately 10,500 paid reservations.
Since we first opened our reservation system for the Ocean, we have offered prospective customers the opportunity to make a reservation with the flexibility to cancel at any time. Our retail reservation system is driven through our app and website, with each vehicle reservation requiring a $250 deposit and limited to one reservation per registered cellphone number. In the event that someone wishes to cancel, there is a 10% charge ($25) to cover third party and administrative costs for processing the refunds in a timely and secure manner. The retail reservations and cancellations are enabled by our mobile and web Fisker Flexee app, and our potential customers make their reservation and cancellation directly on these automated platforms. A second type of reservation are those made by corporations and fleet operators. We devote significant time and resources to our fleet customers, ensuring the Ocean is the right choice for their business and completing an MOU. As of March 19, 2021, we have received over 13,300 retail reservations and 700 fleet reservations. This is after accounting for about 1,100 retail customers who have canceled over time. As we make more details of the Ocean available and our brand profile increases, we would expect both retail and fleet reservations to organically increase. Further, as we get closer to launch, we will be working with our prospective customers to transition their reservation into a contracted order. This would include the detailed vehicle specification (model series, color etc.) and delivery date. We will continue to share our reservation and contracted order data transparently through frequent updates to the market.
In October 2020, Viggo HQ ApS, a technology-driven Danish ride-hailing service (“Viggo”) and Fisker announced the signing of a vehicle fleet order whereby Fisker will deliver 300 Fisker Ocean vehicles in the fourth quarter of 2022 to Viggo as part of Viggo’s expansion into Scandinavia.

Research and Development
Our research and development activities primarily take place at the following Fisker’s facilities in Manhattan Beach, San Francisco, and Culver City, California and our partners’ facilities.
The majority of our current activities are primarily focused on the research and development of our EVs and software technology platforms. We undertake significant testing and validation of its products in order to ensure that we will meet the demands of our future customers. We are working with various strategic partners to bring Fisker Ocean and other future EV models into commercialization.
Sustainability Actions
As demonstrated in our vision and mission, We are committed to sustainability, which includes our dedication not only to the environment, but also our communities and other stakeholders. We intend to engage with our community through direct actions such as beach clean-ups,
and is currently evaluating incentive and other programs to support sustainability throughout its corporate activities.
Fisker’s Commitment to Building a Leading ESG, Digital Car Company
Our commitment is to build the world’s leading, digital-first, next generation mobility company. We are building towards that vision with a commitment to a broad foundation of environmental, sustainability and ethical governance policies. Through this approach, we believe we will create a company that can better serve the needs of all our stakeholders and ultimately deliver greater returns.
We are committed to leading the automotive industry in alignment with our mission. From the thorough analysis of the full life-cycle impact of our vehicles to creating solutions that minimize our carbon footprint and ensuring we responsibly source all of our materials. Our focus is on the total environmental and social impacts of our business throughout our supply chain. We seek to optimize our internal practices and build mutually beneficial relationships with the communities in which we operate.
We have set strong performance standards through our Responsible Supplier Policy, including materials chain of custody, of which we will validate. We have aligned with the United Nations Sustainable Development Goals (UNSDG’s), as a guidance framework and are using Sustainability Accounting Standards Board (SASB) requirements for measurement and reporting of our goals and targets. Through dedicated work streams and detailed research with investors, we are focused on providing best-in-class
metrics and public ESG disclosures.
Our diverse management team and board of directors is a testament to our commitment to diversity and inclusion. We will continue to evaluate our governance structure, hiring practices and pay equity, in accordance with our company policies and reporting agencies. We have also created an ESG Advisory Council, comprised of non-company
ESG leaders, who will help shape our strategy, our commitments and, work with us to engage in dialogue with NGO’s and other stakeholders on important civic issues.
Intellectual Property
Our success depends in part upon our ability to protect its core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of its proprietary information through non-disclosure
agreements with our vendors and business partners. Unpatented research, development and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

As of December 31, 2020, we owned 6 issued U.S. patents and has 14 pending or allowed U.S. patent applications and 9 foreign patent applications. In addition, Fisker has 13 registered U.S. trademark applications, 125 registered foreign trademark applications and 9 pending trademark applications. Our patents and patent applications are directed to, among other things, vehicle design, engineering and battery technology.
Government Regulation and Credits
We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; the protection of the environment, natural resources and endangered species; and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue its operations.
Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, and possibly orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
Emissions
In the U.S., Europe and China, there are vehicle emissions performance standards that will provide an opportunity for us to sell emissions credits.
United States
California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency. The registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits that we can sell to other OEMs. Other U.S. states have adopted similar standards including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. Fisker intends to take advantage of these regimes by registering and selling ZEVs in these other U.S. states.
ZEV credits in California are calculated under the ZEV Regulation and are paid in relation to ZEVs sold and registered in California including Battery Electric Vehicles (“BEVs”) and Fuel Cell Electric Vehicles (“FCEVs”).
The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-electric
vehicles sold and registered in California.
Each vehicle sold and registered in California earns a number of credits based on the drivetrain type and the all-electric
range (“AER”) of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle.
Plug-in
hybrid vehicles (“PHEVs”) receive between 0.4 and 1.3 credits per vehicle sold and registered in California. Battery electric and fuel cell vehicles receive between 1 and 4 credits per vehicle sold in California, based on range.
The credit requirement was 7% in 2019 which required about 3% of sales to be ZEVs. The credit requirement will rise to 22 percent in 2025, which will require about 8 percent of sales to be ZEVs.
If a vehicle manufacturer does not produce enough EVs to meet its quota, it can choose to buy credits from other manufacturers who do or pay a $5,000 fine for each credit it is short. We believe this will provide an opportunity for Fisker to sell its ZEV credits to manufacturers who do not meet their quotas.

European Union
Regulation (EU) No. 443/2009 setting emissions performance standards for new passenger cars in the EU (as amended) provides that if the average CO2 emissions of a manufacturer’s fleet exceed its limit value in any Calendar Year from Calendar Year 2019 onwards, the manufacturer will have to pay to the European Commission an excess emissions premium of €95 for each subsequent CO2 g/km of exceedance per vehicle registered in the EU.
In the EU, manufacturers of passenger cars may act jointly through a pooling arrangement to collectively meet their CO2 emissions targets.
The indicative average EU fleet-wide emissions target for new passenger cars for the calendar year 2019 was 130 CO2 g/km. From 1 January 2020 this target has been reduced to 95 CO2 g/km. From 1 January 2020 until 31 December 2024 this target will be complemented by additional measures corresponding to a reduction of 10 CO2 g/km. Between 2025 and 2029 the target will be 15% stricter compared to 2021. From 1 January 2030, the target will be equal to a 37.5% reduction of the target in 2021.
The European Commission adjusts the Specific Emissions Target each year for each manufacturer on the basis of the average mass of the relevant passenger cars using a limit value curve. This is laid down in Implementing Decisions.
Manufacturers of passenger cars are given additional incentives to put on the European market zero and low-emission
passenger cars emitting less than 50 CO2 g/km through a “super-credits” system. These are taken into account for the calculation of a manufacturer’s specific average emissions. Such passenger cars are to be counted as 2 vehicles in 2020, 1.67 vehicles in 2021, 1.33 vehicles in 2022, and 1 vehicle from 2023 onwards (subject to a cap of 7.5 CO2 g /km over the 2020-2022 period for each manufacturer).
Given that the specific average emissions of CO2 of Fisker’s electric passenger cars will be 0.000 CO2 g/km per vehicle registered in the EU, this will provide an opportunity for other manufacturers, which may not otherwise meet their specific CO2 emissions targets, to pay Fisker to consolidate their fleets with those of Fisker via a pooling arrangement for CO2 emissions compliance purposes.
China
The Chinese New Energy Vehicle (“NEV”) legislation is a modified version of the Californian ZEV Regulation. The NEV program assigns NEV credits to each passenger vehicle manufacturer. Passenger vehicle manufacturers are required to maintain NEV credits equal to a set percentage of non-electric
vehicles sold registered in China.
Each NEV sold and registered in China earns a number of credits taking into account factors such as energy efficiency and driving range. Higher performance vehicles receive more credits, capped at six credits per vehicle.
The NEV credit target is 12% in 2020. The NEV credit target is set to increase to 14% in 2021, 16% in 2022 and 18% in 2023.
The system also allows passenger vehicle manufacturers to use surplus NEV credits to offset corporate average fuel consumption (“CAFC”) credit deficits.
The policy creates a market for credits that will benefit manufacturers of electric passenger vehicles such as Fisker. Surplus NEV credits can be sold to other companies, and surplus CAFC credits can be banked and carried forward to help with CAFC compliance in future years or transferred to affiliated companies to help offset a CAFC credit deficit.

If a passenger vehicle manufacturer fails to meet CAFC or NEV credit targets after adopting all possible compliance pathways, China’s Ministry of Industry and Information Technology may deny type approval for new models that cannot meet their specific fuel consumption standards until those deficits are fully offset.
EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that Fisker obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”), concerning emissions for its vehicles. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and an Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. There are currently four states which have adopted the California standard for heavy-duty vehicles.
The Greenhouse Gas Rule was incorporated into the Clean Air Act on August 9, 2011. Since our vehicles have zero-emissions,
Fisker is required to seek an EPA Certificate of Conformity for the Greenhouse Gas Rule, and a CARB Executive Order for the CARB Greenhouse Gas Rule.
Vehicle Safety and Testing
Our vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). We intend that the Fisker Ocean will fully comply with all applicable FMVSSs without the need for any exemptions, and expect future Fisker vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSSs, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.
As a manufacturer, Fisker must self-certify that its vehicles meet all applicable FMVSSs, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the U.S. Numerous FMVSSs will apply to Fisker’s vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV requirements. We will also be required to comply with other federal laws administered by NHTSA, including the CAFE standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owner’s manual requirements.
The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.
Fisker’s vehicles that may be sold outside of the U.S. are subject to similar foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting. The European Union has established new rules regarding additional compliance oversight that are scheduled to commence in 2020, and there is also regulatory uncertainty related to the United Kingdom’s withdrawal from the European Union. These changes could impact the rollout of new vehicle features in Europe.
In addition to the various territorial legal requirements we are obligated to meet, the Fisker Ocean is engineered to deliver
5-star
performance in the two main voluntary vehicle safety performance assessment programs, U.S. New Car Assessment Program (“NCAP”) and Euro NCAP. Five-star is the maximum attainable score. These independent organizations have introduced a number of additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from the legal tests, such as side impact, but have higher performance requirements. Others are unique to the program. Areas covered by these tests in 2020 include:

•	Mobile Progressive Deformable Barrier

•	Full Width Rigid Barrier

•	Mobile Side Impact Barrier

•	Side Pole

•	Far Side Impact

•	Whiplash

•	Vulnerable Road Users (Pedestrians and Cyclists)

•	Safety Assist

•	Rescue and Extrication
Strategic Collaborations
Magna
On October 14, 2020, Legacy Fisker and Spartan entered into a cooperation agreement with Magna setting forth certain terms for the development of a full electric vehicle (the “Cooperation Agreement”). The Cooperation Agreement sets out the main terms and conditions of the upcoming operational phase agreements (the “Operational Phase Agreements”) that will extend from the Cooperation Agreement and other agreements with Magna that are expected to be entered into by and between us and Magna (or its affiliates). The upcoming Operational Phase Agreements referenced in the Cooperation Agreement relate to various platform and manufacturing agreements. The Cooperation Agreement provides that we would issue to Magna warrants to purchase Class A Common Stock in an amount equal to six percent (6%) of our capital stock on a fully diluted basis (which means for these purposes, after giving effect to the deemed conversion or exercise of all of our options, warrants and other convertible securities outstanding on the issuance date;
provided, however
, that the “public warrants” sold as part of the units issued by Spartan in its initial public offering which closed on August 14, 2018 shall not be deemed to be exercised for these purposes) after giving effect to the Business Combination and issuance of the warrants to purchase such shares to Magna, with an exercise price of $0.01 per share of (the “Magna Warrants”). On October 29, 2020, we issued to Magna 19,474,454 Magna Warrants. The Magna Warrants are subject to vesting as follows:

Milestones	Percentage of Warrants that Vest Upon Achievement
(i) Achievement of the “preliminary production specification” gateway as set forth in the Development Agreement; (ii) entering into the Platform Agreement; and (iii) entering into the Initial Manufacturing Agreement	33.3%
(i) Achievement of the “target agreement” gateway as set forth in the Development Agreement and (ii) entering into the Detailed Manufacturing Agreement, which will contain terms and conditions agreed to in the Initial Manufacturing	33.3%
Start of pre-serial production	33.4%

Additionally, (i) the shares of Class A Common Stock underlying the Magna Warrants are entitled to registration rights pursuant to the Amended and Restated Registration Rights Agreement dated as of October 29, 2020, among us, Spartan Energy Acquisition Sponsor LLC, Magna, Henrik Fisker, Dr. Geeta Gupta and certain former stockholders of Legacy Fisker and (ii) Magna entered into a lock-up
agreement on the same terms as the other investors in Fisker.
On December 17, 2020, we announced that our wholly-owned operating subsidiary, Fisker Group Inc., entered into (i) a non-exclusive
car platform sharing agreement with Steyr USA LLC (an affiliate of Magna), and (ii) an initial contract manufacturing agreement with Magna, which were originally contemplated by the Cooperation Agreement.
Human Capital Resources
We pride ourselves on the quality of our diverse team by seeking to hire only employees that are dedicated and aligned with our strategic mission. We work to leverage partnerships and modulate hiring based on our product roadmap. As of December 31, 2020, we employed 101 full-time employees and approximately 22 consultants based primarily in our Manhattan Beach, San Francisco, and Culver City, California facilities. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and considers our relationships with our employees to be in good standing. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.
We strive to attract a pool of diverse and exceptional candidates and support their career growth once they become employees. In addition, we seek to hire based on talent rather than solely on educational pedigree. We also emphasize in our evaluation and career development efforts internal mobility opportunities for employees to drive professional development. Our goal is a long-term, upward-bound career at Fisker for every employee, which we believe also drives our retention efforts.
We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business. We engage diverse networks as key business resources and sources of actionable feedback. We are also working on diversity efforts in our supply chain to expand our outreach and support to small- and large-scale suppliers from underrepresented communities to emphasize this culture with our own employees.
Corporate Information
We were originally incorporated in Delaware in October 2017 as a special purpose acquisition company f/k/a Spartan Energy Acquisition Corp. In October 2020, we consummated our business combination with Fisker Group Inc. (f/k/a Fisker Inc.) through a reverse merger (the “Business Combination”). In connection with the closing of the Business Combination, we changed our name to Fisker Inc.
Our principal executive offices are located at 1888 Rosecrans Avenue, Manhattan Beach, California 90266. Our telephone number at that location is (833)
434-7537.
Our corporate website address is www.fiskerinc.com. Information contained on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form
10-K
and should not be considered a part of this Annual Report on Form
10-K.
Fisker is a registered trademark of Fisker Inc. All other brand names or trademarks appearing in this Annual Report on Form
10-K
are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report on Form
10-K
are referred to without the
®
and
™
symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Available Information
We make available, free of charge through our website, our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K,
and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.
The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our Class A Common Stock. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form
10-K,
including our financial statements and the related notes included elsewhere in this Annual Report on Form
10-K.
RISK FACTORS SUMMARY
Investing in our securities involves a high degree of risk. Below please find a summary of the principal risks we face. These risks are discussed more fully below.

•	Our ability to develop, manufacture and obtain required regulatory approvals for a car of sufficient quality and appeal to customers on schedule and on a large scale is unproven.

•
We are substantially reliant on our relationships with OEMs, suppliers and service providers for the parts and components in our vehicles, as well as for the manufacture of our initial vehicles. If any of these OEMs, suppliers or service partners choose to not do business with us, then we would have significant difficulty in procuring and producing our vehicles and our business prospects would be significantly harmed.

•
Our relationship with one or more OEMs and automotive suppliers is integral to our platform procurement and manufacturing plan, but we do not have any binding commitments from an OEM or automotive supplier to participate in a platform sharing arrangement or manufacturing activities and we may not be able to obtain such commitments. We therefore are seeking alternative arrangements with a number of OEMs, component suppliers, and manufacturers, which we may not be successful in obtaining.

•
If we are unable to contract with OEMs or suppliers on platform sharing and manufacturing of our vehicles, we would need to develop our own platform and manufacturing facilities, which may not be feasible and, if feasible at all, would significantly increase our capital expenditure and would significantly delay production of our vehicles.

•	Manufacturing in collaboration with partners is subject to risks.

•
There are complex software and technology systems that need to be developed in coordination with vendors and suppliers in order to reach production for our electric vehicles, and there can be no assurance such systems will be successfully developed.

•	We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects.

•
We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles in a timely manner and at prices and volumes acceptable to us could have a material adverse effect on our business, prospects and operating results.

•
If any of our suppliers become economically distressed or go bankrupt, we may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase our costs, affect our liquidity or cause production disruptions.

•	Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

•
We have a limited operating history and face significant challenges as a new entrant into the automotive industry. Fisker vehicles are in development and we do not expect our first vehicle to be produced until the fourth quarter of 2022, at the earliest, if at all.

•	We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

•
Our EMaaS business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

•
Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

•
We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

•
We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles. If we are unable to establish an arrangement for the sustainable supply of batteries for our vehicles, our business would be materially and adversely harmed.

•	If our vehicles fail to perform as expected, our ability to develop, market, and sell or lease our electric vehicles could be harmed.

•	Our services may not be generally accepted by our users. If we are unable to provide quality customer service, our business and reputation may be materially and adversely affected.

•	The automotive market is highly competitive, and we may not be successful in competing in this industry.

•
The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies, including but not limited to hydrogen, may adversely affect the demand for our electric vehicles.

•	Reservations for our vehicles are cancellable.

•	We may be subject to risks associated with autonomous driving technology.

•	The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

•
We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business and prospects may be adversely affected.

•	Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

•	Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

•	We may face regulatory limitations on our ability to sell vehicles directly which could materially and adversely affect our ability to sell our electric vehicles.

•	We will initially depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.

•	We are highly dependent on the services of Henrik Fisker, our Chief Executive Officer.

•
Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

•	Failure of information security and privacy concerns could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

•	Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.

•	We face risks related to natural disasters, health epidemics, including the recent COVID 19 pandemic, and other outbreaks, which could significantly disrupt our operations.

•	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

•	Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

•	We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

•	Our vehicles are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.

•	We are subject to substantial regulation and unfavorable changes to, or our failure to comply with, these regulations could substantially harm our business and operating results.

•
The dual class structure of our Common Stock has the effect of concentrating voting control with Henrik Fisker and Dr. Geeta Gupta, our co-founders, members of our Board of Directors and Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, respectively. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.

•	Henrik Fisker and Dr. Geeta Gupta are married to each other. The separation or divorce of the couple in the future could adversely affect our business.

•	Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Class A Common Stock.
Risks Related to Our Business and Industries
Our ability to develop, manufacture and obtain required regulatory approvals for a car of sufficient quality and appeal to customers on schedule and on a large scale is unproven.
Our business depends in large part on our ability to develop, manufacture, market and sell or lease our electric vehicles. Initially, we plan to manufacture vehicles in collaboration with one or more automotive component and engineering services suppliers, including large original equipment manufacturers (“OEMs”) or tier-one
automotive suppliers. We recently entered into a Cooperation Agreement with Magna, an industry-leading OEM, but we have not yet executed definitive supply or manufacturing agreements with any OEM or tier-one
automotive supplier for the supply of parts for production of the Fisker Ocean, or any of our other future vehicle offerings. If we are unable to negotiate and finalize such supply and manufacturing agreements with an OEM or a tier-one
automotive supplier, we will not be able to produce any vehicles and will not be able to generate any revenue, or the vehicles may become more expensive to deliver with a higher bill of materials, which would have a material adverse effect on our business, prospects, operating results and financial condition.
The continued development and the ability to start manufacturing our vehicles, including the Fisker Ocean, are and will be subject to risks, including with respect to:

•	Our ability to secure necessary funding;

•	Our ability to negotiate and execute definitive agreements with our various suppliers for hardware, software, or services necessary to engineer or manufacture our vehicles;

•	Our ability to accurately manufacture vehicles within specified design tolerances;

•	obtaining required regulatory approvals and certifications;

•	compliance with environmental, safety, and similar regulations;

•	securing necessary components, services, or licenses on acceptable terms and in a timely manner;

•	delays by us in delivering final component designs to our suppliers;

•	Our ability to attract, recruit, hire, retain and train skilled employees;

•	quality controls that prove to be ineffective or inefficient;

•	delays or disruptions in our supply chain including raw material supplies;

•	Our ability to maintain arrangements on reasonable terms with its manufacturing partners and suppliers, engineering service providers, delivery partners, and after sales service providers; and

•	other delays, backlog in manufacturing and research and development of new models, and cost overruns.
Our ability to develop, manufacture and obtain required regulatory approvals for a vehicle of sufficient quality and appeal to customers on schedule and on a large scale is unproven, and the business plan is still evolving. We may be required to introduce new vehicle models and enhanced versions of existing models. To date, we have limited experience, as a company, designing, testing, manufacturing, marketing and selling or leasing our electric vehicles and therefore cannot assure you that we will be able to meet customer expectations. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines would have a material adverse effect on our business, prospects, operating results and financial condition.
We are substantially reliant on our relationships with OEMs, suppliers and service providers for the parts and components in our vehicles, as well as for the manufacture of our initial vehicles. If any of these OEMs, suppliers or service partners choose to not do business with us, then we would have significant difficulty in procuring and producing our vehicles and our business prospects would be significantly harmed.
We have entered into a number of
non-binding
agreements with third parties in order to implement our asset-light business model and will need to enter into definitive agreements with one or more OEMs and suppliers in order to produce the Fisker Ocean and other vehicles in a manner contemplated by our business plan. Furthermore, we have explored and intend to secure alternative suppliers and providers for many of the most material aspects of our business model.
Collaboration with third parties for the manufacturing of vehicles is subject to risks with respect to operations that are outside our control. We could experience delays to the extent our current or future partners do not continue doing business with us, meet agreed upon timelines, experience capacity constraints or otherwise are unable to deliver components or manufacture vehicles as expected. There is risk of potential disputes with partners, and we could be affected by adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ vehicles or other vehicles manufactured by the same partner. In addition, although we intend to be involved in material decisions in the supply chain and manufacturing process, given that we also rely on our partners to meet our quality standards, there can be no assurance that we will be able to maintain high quality standards.
We may in the future enter into strategic alliances, including joint ventures or minority equity investments, with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance
by the third party, and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business.

To sell or lease Fisker vehicles as currently contemplated, we will need to enter into certain additional agreements and arrangements that are not currently in place. These include entering into definitive agreements with third party service partners for fleet management, vehicle storage, dockside collection, mobile fleet servicing, financing and end of lease collections. If we are unable to enter into such definitive agreements, or if we are only able to do so on terms that are unfavorable to us, we may have a material adverse effect on our business, prospects, operating results and financial condition.
Our relationship with one or more OEMs and automotive suppliers is integral to our platform procurement and manufacturing plan, but we do not have any binding commitments from an OEM or automotive supplier to participate in a platform sharing arrangement or manufacturing activities and we may not be able to obtain such commitments. We therefore are seeking alternative arrangements with a number of OEMs, component suppliers, and manufacturers, which we may not be successful in obtaining.
To manufacture our vehicles as currently contemplated, we will need to enter into definitive agreements and arrangements that are not currently in place. Although we (i) have recently entered into a Collaborative Agreement with Magna setting forth certain terms for the development of a full electric vehicle and (ii) have a historic working relationship with VW to source the Modularer E-Antriebs-Baukasten (“MEB”) platform, including the Fisker Ocean prototype built on the MEB platform by IDG, we do not have a definitive agreement with Magna, VW or any other OEM to use a platform and commercially manufacture our vehicles, and as a result, we may not be able to implement our business strategy in the timeframe anticipated, or at all. If we are unable to enter into definitive agreements or are only able to do so on terms that are unfavorable to us, we may not be able to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all.
If we are unable to contract with OEMs or suppliers on platform sharing and manufacturing of our vehicles, we would need to develop our own platform and manufacturing facilities, which may not be feasible and, if feasible at all, would significantly increase our capital expenditure and would significantly delay production of our vehicles.
We may be unable to enter into definitive agreements with OEMs and suppliers for platform sharing and manufacturing on terms and conditions acceptable to us and therefore we may need to contract with other third parties or establish our own production capacity. There can be no assurance that in such event that we would be able to partner with other third parties or establish our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to complete any transition and to assure that vehicles manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements would likely be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities, which may not be feasible, it would significantly increase our capital expenditures and would significantly delay production of our vehicles. This may require that we attempt to raise or borrow money, which may not be successful. Also, it may require that we change the anticipated pricing of our vehicles, which would adversely affect our margins and cash flows. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.
Manufacturing in collaboration with partners is subject to risks.
Our business model relies on outsourced manufacturing of our vehicles. The cost of tooling a manufacturing facility with a collaboration partner is high, but such cost will not be known until we enter into a vehicle manufacturing agreement. Collaboration with third parties to manufacture vehicles is subject to risks that are outside of our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There is risk of potential disputes with partners, which could stop or slow vehicle production, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to such third parties’ collaboration with us. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards.
We may be unable to enter into agreements with manufacturers on terms and conditions acceptable to us and therefore we may need to contract with other third parties or significantly add to our own production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to adequately complete any transition may be greater than anticipated. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.
There are complex software and technology systems that need to be developed in coordination with vendors and suppliers in order to reach production for our electric vehicles, and there can be no assurance such systems will be successfully developed.
Fisker vehicles will use a substantial amount of third-party and in-house
software codes and complex hardware to operate. The development of such advanced technologies are inherently complex, and we will need to coordinate with our vendors and suppliers in order to reach production for our electric vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop the necessary software and technology systems may harm our competitive position.
We are relying on third-party suppliers to develop a number of emerging technologies for use in our products, including lithium ion battery technology. These technologies are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, and results of operations.
We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects.
Any delay in the financing, design, manufacture, regulatory approval or launch of our vehicles, including entering into agreements for platform sharing, supply of component parts, and manufacturing, could materially damage our brand, business, prospects, financial condition and operating results and could cause liquidity constraints. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our vehicles, our growth prospects could be adversely affected as we may fail to establish or grow our market share. We rely on third-party suppliers for the provision and development of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Prior to mass production of the Fisker Ocean, we will need the vehicle to be fully designed and engineered and be approved for sale according to differing requirements, including but not limited to regulatory requirements, in the different geographies we intend to launch our vehicles. If we encounter delays in any of these matters, we may consequently delay our deliveries of the Fisker Ocean.

We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles in a timely manner and at prices and volumes acceptable to us could have a material adverse effect on its business, prospects and operating results.
While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single source. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints.
Any disruption in the supply of components, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.
If any of our suppliers become economically distressed or go bankrupt, we may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase our costs, affect our liquidity or cause production disruptions.
We expect to purchase various types of equipment, raw materials and manufactured component parts from our suppliers. If these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or would have to take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.
Our vehicles will make use of
lithium-ion
battery cells, which have been observed to catch fire or vent smoke and flame.
The battery packs within our vehicles will make use of
lithium-ion
cells. On rare occasions,
lithium-ion
cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion
cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, once our vehicles are commercially available, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion
cells for automotive applications, the social and environmental impacts of cobalt mining, or any future incident involving lithium-ion
cells, such as a vehicle or other fire, could seriously harm our business and reputation.
We have a limited operating history and faces significant challenges as a new entrant into the automotive industry. Fisker vehicles are in development and we do not expect our first vehicle to be produced until the fourth quarter of 2022, at the earliest, if at all.
Fisker was incorporated in September 2016 and we have a short operating history in the automobile industry, which is continuously evolving. We have no experience as an organization in high volume manufacturing of the planned electric vehicles. We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market the Fisker Ocean and future vehicles. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry, including, among other things, with respect to our ability to:

•	design and produce safe, reliable and quality vehicles on an ongoing basis;

•	obtain the necessary regulatory approvals in a timely manner;

•	build a well-recognized and respected brand;

•	establish and expand our customer base;

•	successfully market not just our vehicles but also our other services, including our Flexee lease and other services we intend to provide;

•	properly price our services, including our charging solutions, financing and lease options, and successfully anticipate the take-rate and usage of such services by users;

•	successfully service our vehicles after sales and maintain a good flow of spare parts and customer goodwill;

•	improve and maintain our operational efficiency;

•	maintain a reliable, secure, high-performance and scalable technology infrastructure;

•	predict our future revenues and appropriately budget for our expenses;

•	attract, retain and motivate talented employees;

•	anticipate trends that may emerge and affect our business;

•	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and

•	navigate an evolving and complex regulatory environment.
If we fail to adequately address any or all of these risks and challenges, our business may be materially and adversely affected.
We are an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.
We have incurred a net loss since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our vehicles. Even if we are able to successfully develop and sell or lease our vehicles, there can be no assurance that we will be commercially successful.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, design, develop and manufacture our vehicles; build up inventories of parts and components for our vehicles; increase our sales and marketing activities, including opening new Fisker Experience Centers; develop our distribution infrastructure; and increases our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
Our EMaaS business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our EMaaS business model will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, it can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Any investment in our’ company is therefore highly speculative and could result in the loss of your entire investment.
Our operating and financial results forecast relies in large part upon assumptions and analyses developed by Fisker. If these assumptions or analyses prove to be incorrect, Fisker’s actual operating results may be materially different from its forecasted results.
The projected financial and operating information appearing elsewhere in this report reflect current estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of factors, many of which are outside our control, including, but not limited to:

•	whether we can obtain sufficient capital to sustain and grow our business;

•	our ability to manage its growth;

•	whether we can manage relationships with key suppliers;

•	the ability to obtain necessary regulatory approvals;

•	demand for our products and services;

•	the timing and costs of new and existing marketing and promotional efforts;

•	competition, including from established and future competitors;

•	our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;

•	the overall strength and stability of domestic and international economies;

•	regulatory, legislative and political changes; and

•	consumer spending habits.
Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial results.
We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is no historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.
We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles. If we are unable to establish an arrangement for the sustainable supply of batteries for our vehicles, our business would be materially and adversely harmed.
We may be unable to adequately control the costs associated with our operations. We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. We expect to use various raw materials in our vehicles including, steel, recycled rubber, recycled polyester, carpeting from fishing nets and bottles recycled from ocean waste. The prices for these raw materials fluctuate depending on factors beyond our control. Our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality lithium-ion
battery cells.
Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs, and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages, which would result in increased costs in raw materials to us or impact of prospects.
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. The projected financial information appearing elsewhere in this report was prepared by management and reflects current estimates of future performance.
If our vehicles fail to perform as expected, our ability to develop, market, and sell or lease our electric vehicles could be harmed.
Once production commences, our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair, recalls, and design changes. Our vehicles will use a substantial amount of software code to operate and software products are inherently complex and often contain defects and errors when first introduced. We have a limited frame of reference by which to evaluate the long-term performance of our systems and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. If any of our vehicles fail to perform as expected, we may need to delay deliveries or initiate product recalls, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.
Our services may not be generally accepted by our users. If we are unable to provide quality customer service, our business and reputation may be materially and adversely affected.
Our servicing may primarily be carried out through third parties certified by us. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing

Fisker vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our partners will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles Fisker deliver increases.
In addition, if we are unable to roll out and establish a widespread service network that complies with applicable laws, user satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations, and prospects.
The automotive market is highly competitive, and we may not be successful in competing in this industry.
Both the automobile industry generally, and the electric vehicle segment in particular, are highly competitive, and we will be competing for sales with both ICE vehicles and other EVs. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of our products, including our electric vehicles. We expect competition for electric vehicles to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service, and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects.
The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies, including but not limited to hydrogen, may adversely affect the demand for our electric vehicles.
We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the ICE, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.
Reservations for our vehicles are cancellable.
Deposits paid to reserve the Fisker Ocean SUVs are cancellable by the customer until the customer enters into a lease or purchase agreement. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations for the Fisker Ocean may not purchase vehicles.
The potentially long wait from the time a reservation is made until the time the vehicle is delivered, and any delays beyond expected wait times, could also impact user decisions on whether to ultimately make a purchase. Any cancellations could harm our financial condition, business, prospects, and operating results.
We may be subject to risks associated with autonomous driving technology.
Our vehicles will be designed with connectivity for future installation of an autonomous hardware suite and our plans to partner with a third-party software provider in the future to implement autonomous capabilities. However, we cannot guarantee that we will be able to identify a third party to provide the necessary hardware and software to enable autonomous capabilities in an acceptable timeframe, on terms satisfactory to us, or at all. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on drive interactions, and drivers may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny, and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition, and growth prospects.
Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, electric vehicles.
Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt electric vehicles, and even if electric vehicles become more mainstream, consumers choosing us over other EV manufacturers. Demand for electric vehicles may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition, and operating results.
In addition, the demand for our vehicles and services will highly depend upon the adoption by consumers of new energy vehicles in general and electric vehicles in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

•	Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•
perceptions about electric vehicle quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such vehicles are produced by us or other manufacturers;

•	range anxiety;

•	the availability of new energy vehicles, including plug-in hybrid electric vehicles;

•	the availability of service and charging stations for electric vehicles;

•	the environmental consciousness of consumers, and their adoption of EVs;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.
Any of the factors described above may cause current or potential customers not to purchase electric vehicles in general, and Fisker electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be affected.
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.
While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which it may apply. As a result, our business and prospects may be adversely affected.
We may apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for it to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that it will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
If we fail to manage our future growth effectively, we may not be able to market and sell or lease our vehicles successfully.
We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing facilities and experience centers, and implementing administrative infrastructure, systems and processes. In addition, because our electric vehicles are based on a different technology platform than traditional ICE vehicles, individuals with sufficient training in electric vehicles may not be available to be hired, and we will need to expend significant time and expense training employees it hires. We also require sufficient talent in additional areas such as software development. Furthermore, as we are a relatively young company, our ability to train and integrate new employees into its operations may not meet the growing demands of our business which may affect our ability to grow. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, operating results and financial condition.
Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.
Once our cars are in production, it will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.
We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of its vehicles and components and its business, revenues and prospects.
Our business and prospects heavily depend on its ability to develop, maintain and strengthen the Fisker brand. If we are not able to establish, maintain and strengthen its brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen the Fisker brand will depend heavily on the success of our marketing efforts. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening its brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.
Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult. Our distribution model is not common in the automotive industry today. Our plans to conduct vehicle sales directly to users rather than through dealerships, primarily through its Flexee App and Fisker Experience Centers. This model of vehicle distribution is relatively new and, with limited exceptions, unproven, and subjects us to substantial risk. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. If we are unable to achieve this, we could have a material adverse effect on our business, prospects, financial results and results of operations. There are substantial automotive franchise laws in place in many geographies in the world and we might be exposed to significant franchise dealer litigation risks.
We may face regulatory limitations on its ability to sell vehicles directly which could materially and adversely affect our ability to sell its electric vehicles.
Some states have laws that may be interpreted to impose limitations on this direct-to-consumer
sales model. The application of these state laws to our operations may be difficult to predict. Laws in some states may limit our ability to obtain dealer licenses from state motor vehicle regulators.
In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our anticipated sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or dealerships that we can operate.
Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell vehicles directly to consumers could have a negative and material impact on our business, prospects, financial condition and results of operations.
We will initially depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.
We will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a limited number of models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that for the foreseeable future our business will depend on a single or limited number of models, to the extent a particular model is not well-received by the market, our sales volume, business, prospects, financial condition, and operating results could be materially and adversely affected.
Doing business internationally creates operational and financial risks for our business.
Our business plan includes operations in international markets, including initial manufacturing and supply activities in Europe, initial sales in North America and Europe, and eventual expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If Fisker fails to coordinate and manage these activities effectively, its business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which Fisker sells its products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.
Fisker is highly dependent on the services of Henrik Fisker, its Chief Executive Officer.
Fisker is highly dependent on the services of Henrik Fisker, its co-founder
and Chief Executive Officer, and, together with his wife, its Chief Financial Officer, its largest stockholder. Mr. Fisker is the source of many, if not most, of the ideas and execution driving Fisker. If Mr. Fisker were to discontinue his service to Fisker due to death, disability or any other reason, Fisker would be significantly disadvantaged.
Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our operations may be severely disrupted if we lost their services.
Our success depends substantially on the continued efforts of our executive officers, key employees and qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and becomes more well known, the risk that competitors or other companies may poach our talent increases. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
Our business may be adversely affected by labor and union activities.
Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.
We face risks related to health epidemics, including the recent
COVID-19
pandemic, which could have a material adverse effect on our business and results of operations.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as
COVID-19.
The impact of
COVID-19,
including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of
COVID-19
has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home
or
shelter-in-place
orders, and business shutdowns. For example, employees at our headquarters located in Manhattan Beach, California, are currently subject to a stay-at-home
order from the state government. These measures may adversely impact our employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our manufacturing plans, sales and marketing activities, business and results of operations.

The spread of
COVID-19
has caused us to modify our business practices (including employee travel, recommending that all non-essential
personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the
COVID-19
pandemic, our operations will be impacted.
The extent to which the
COVID-19
pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the
COVID-19
pandemic has subsided, we may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of the
COVID-19
pandemic could have a material adverse effect on the demand for our vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options or may choose to keep their existing vehicles, and cancel reservations.
There are no comparable recent events that may provide guidance as to the effect of the spread of
COVID-19
and a pandemic, and, as a result, the ultimate impact of the
COVID-19
pandemic or a similar health epidemic is highly uncertain.
Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
We expect our capital expenditures to continue to be significant in the foreseeable future as it expands our business, and that our level of capital expenditures will be significantly affected by user demand for our products and services. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those it currently anticipates. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our EMaaS business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.
In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.
Failure of information security and privacy concerns could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.
We expect to face significant challenges with respect to information security and privacy, including the storage, transmission and sharing of confidential information. We will transmit and store confidential and private information of our customers, such as personal information, including names, accounts, user IDs and passwords, and payment or transaction related information.
We have adopted strict information security policies and deployed advanced measures to implement the policies, including, among others, advanced encryption technologies, and plans to continue to deploy additional measurers as we grow. However, advances in technology, an increased level of sophistication and diversity of our products and services, an increased level of expertise of hackers, new discoveries in the field of cryptography or others can still result in a compromise or breach of the measures that it uses. If we are unable to protect our systems, and hence the information stored in our systems, from unauthorized access, use, disclosure, disruption, modification or destruction, such problems or security breaches could cause a loss, give rise to our liabilities to the owners of confidential information or even subject it to fines and penalties. In addition, complying with various laws and regulations could cause us to incur substantial costs or require it to change our business practices, including our data practices, in a manner adverse to our business.
In addition, we will need to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”). Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.
Compliance with any additional laws and regulations could be expensive, and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Any failure to comply with applicable regulations could also result in regulatory enforcement actions against us, and misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, and damage to our reputation and credibility, and could have a negative impact on revenues and profits.
Significant capital and other resources may be required to protect against information security breaches or to alleviate problems caused by such breaches or to comply with our privacy policies or privacy-related legal obligations. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities are increasingly sophisticated and constantly evolving. Any failure or perceived failure by us to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, could cause our customers to lose trust in us and could expose us to legal claims. Any perception by the public that online transactions or the privacy of user information are becoming increasingly unsafe or vulnerable to attacks could inhibit the growth of online retail and other online services generally, which may reduce the number of orders we receive.

We retain certain information about our users and may be subject to various privacy and consumer protection laws.
We intend to use our vehicles’ electronic systems to log information about each vehicle’s use, such as charge time, battery usage, mileage and driving behavior, in order to aid us in vehicle diagnostics, repair and maintenance, as well as to help us customize and optimize the driving and riding experience. Our users may object to the use of this data, which may harm our business. Possession and use of our users’ driving behavior and data in conducting our business may subject us to legislative and regulatory burdens in the United States and other jurisdictions that could require notification of any data breach, restrict our use of such information, and hinder our ability to acquire new customers or market to existing customers. If users allege that we have improperly released or disclosed their personal information, we could face legal claims and reputational damage. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by laws, regulations, industry standards or contractual obligations. If third parties improperly obtain and use the personal information of our users, we may be required to expend significant resources to resolve these problems.
Any unauthorized control or manipulation of our vehicles’ systems could result in loss of confidence in us and our vehicles and harm our business.
Our vehicles will contain complex information technology systems. For example, our vehicles will be outfitted with built-in
data connectivity to accept and install periodic remote updates from us to improve or update the functionality of our vehicles. We have designed, implemented and tested security measures intended to prevent cybersecurity breaches or unauthorized access to our information technology networks, our vehicles and their systems, and intends to implement additional security measures as necessary. However, hackers may attempt in the future, to gain unauthorized access to modify, alter and use such networks, vehicles and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Vulnerabilities could be identified in the future and our remediation efforts may not be successful. Any unauthorized access to or control of our vehicles or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.
Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.
We plan to outfit our vehicles with
in-vehicle
services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, which we have yet to develop. Our systems will be vulnerable to damage or interruption from, among others, fire, terrorist attacks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Our data centers could also be subject to break-ins,
sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our vehicles are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.
We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics (as more fully described in the risk factor “
We face risks related to health

epidemics,
including
the recent COVID
-19
pandemic, which could have a material adverse effect on our business and results of operations
” located elsewhere in these Risk Factors), and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins,
war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
We may need to defend us against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, leasing or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications and uses of trademarks relating to our design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling or leasing, incorporating certain components into, or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;

•	pay substantial damages;

•	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;

•	redesign our vehicles or other goods or services; or

•	establish and maintain alternative branding for our products and services.
In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.
We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.
We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patents, trade secrets (including know-how),
employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses, and other contractual rights to establish and protect our rights in its technology. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take will prevent misappropriation. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.
Patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, prospects, financial condition and operating results.
Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results.
As our patents may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights may not protect it effectively. In particular, we may not be able to prevent others from developing or exploiting competing technologies, which could have a material and adverse effect on our business operations, financial condition and results of operations.
We cannot assure you that we will be granted patents pursuant to our pending applications. Even if our patent applications succeed and we are issued patents in accordance with them, we are still uncertain whether these patents will be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.
Many of our employees were previously employed by other automotive companies or by suppliers to automotive companies. We may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or our work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.
Our vehicles are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.
All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have the Fisker Ocean or any future model electric vehicle satisfy motor vehicle standards would have a material adverse effect on our business and operating results.
We are subject to substantial regulation and unfavorable changes to, or our failure to comply with, these regulations could substantially harm our business and operating results.
Our electric vehicles, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations.
To the extent the laws change, our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.
Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell or lease vehicles directly to consumers could have a negative and material impact on our business, prospects, financial condition and results of operations.
We will face risks associated with potential international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.
We will face risks associated with any potential international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations and subsidiaries that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. We have no experience to date selling or leasing and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our EVs and require significant management attention. These risks include:

•	conforming our vehicles to various international regulatory requirements where our vehicles are sold which requirements may change over time;

•	difficulty in staffing and managing foreign operations;

•	difficulties attracting customers in new jurisdictions;

•
foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon it in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	fluctuations in foreign currency exchange rates and interest rates, including risks related to any foreign currency swap or other hedging activities we undertake;

•	United States and foreign government trade restrictions, tariffs and price or exchange controls;

•	foreign labor laws, regulations and restrictions;

•	changes in diplomatic and trade relationships;

•	political instability, natural disasters, war or events of terrorism; and

•	the strength of international economies.
If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.
Our business could be adversely affected by trade tariffs or other trade barriers.
In recent years, both China and the United States have each imposed tariffs indicating the potential for further trade barriers. These tariffs may escalate a nascent trade war between China and the United States. Tariffs could potentially impact our raw material prices and impact any plans to sell vehicles in China. In addition, these developments could have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results, and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given it has limited field experience of our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policy.
We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance
with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.
We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental
“commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance
with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in its shares.
We may face legal challenges in one or more states attempting to sell or lease directly to customers which could materially adversely affect our costs.
Our business model includes the direct sale of vehicles to individual customers. Most, if not all, states require a license to sell or lease vehicles within the state. Many states prohibit manufacturers from directly selling or leasing vehicles to customers. In other states, manufacturers must operate a physical dealership within the state to deliver vehicles to customers. As a result, we may not be able to sell or lease directly to customers in each state in the United States.
We are currently not registered as a dealer in any state. In many states, it is unclear if, as a manufacturer, we will be able to obtain permission to sell or lease and deliver vehicles directly to customers. For customers residing in states in which we will not be allowed to sell, lease or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell or lease and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business.
We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.
To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.
We may need to reclassify our warrants from stockholders’ equity to a liability.
For purposes of preparing the Company’s financial statements, we have accounted for our Public Warrants and Private Warrants as a component of stockholders’ equity (deficit). Differences in accounting practice exist in the interpretation and application of accounting principles related to determining whether an instrument or embedded feature is indexed to an entity’s own stock, and the alternative view would result in the presentation of the fair value of the warrants as a liability that is subsequently remeasured through earnings. If the SEC disagrees with our interpretation whereby we treat our warrants as a component of stockholders equity, we may be required to restate our financial statements in this Annual Report to reclassify warrants from stockholders’ equity to non-current liabilities on our consolidated balance sheet and to recognize a loss in our statement of operations. Accordingly, if this alternative method of accounting were applied it would have the effect of materially reducing our stockholder’s equity and materially increasing our non-current liabilities and our losses in our statement of operations for our fiscal year ended December 31, 2020. In addition, a restatement of our financials could cause investors to lose confidence in our reported financial information and may result in a material weakness in our internal controls over financial reporting and our disclosure controls.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.
As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the regulations of the NYSE, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending the year after the Business Combination is completed, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our
Form 10-K
filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. We have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.
We anticipate that the process of building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We expect that we will need to implement a new internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management’s attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities.
Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Certificate of Incorporation requires to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. In addition, our Certificate of Incorporation and Bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

In March 2020, the Delaware Supreme Court issued a decision in
Salzburg et al. v. Sciabacucchi
, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.
Charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of Fisker. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	authorizing our Board of Directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;

•	Mr. Fisker and Dr. Gupta hold sufficient voting power to control voting for election of directors and amend our Certificate of Incorporation;

•	prohibiting cumulative voting in the election of directors;

•	providing that vacancies on its Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;

•
prohibiting the adoption, amendment or repeal of our Bylaws or the repeal of the provisions of our Certificate of Incorporation regarding the election and removal of directors without the required approval of at least two-thirds
of the shares entitled to vote at an election of directors;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) govern Fisker. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with Fisker for a certain period of time without the consent of its Board of Directors.
These and other provisions in our Certificate of Incorporation and Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of Class A Common Stock and result in the market price of Class A Common Stock being lower than it would be without these provisions.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our Certificate of Incorporation and Bylaws provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:

•
We will indemnify our directors and officers for serving Fisker in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

•
We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•
We will not be obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against Fisker or our other indemnitees, except with respect to proceedings authorized by our Board of Directors or brought to enforce a right to indemnification;

•
the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
The dual class structure of our Common Stock has the effect of concentrating voting control with Henrik Fisker and Dr. Geeta Gupta, our co-founders,
members of our Board of Directors and Chief Executive Officer and Chief Financial Officer, respectively. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.
Shares of our Class B common stock, par value $0.00001 per share (“Class B Common Stock”) have 10 votes per share, while shares of our Class A Common Stock have one vote per share. Henrik Fisker and Dr. Geeta Gupta, Fisker’s co-founders,
members of our Board of Directors and Chief Executive Officer and Chief Financial Officer, respectively, hold all of the issued and outstanding shares of our Class B Common Stock. Accordingly, Mr. Fisker and Dr. Gupta will hold approximately 92.2% of the voting power of Fisker’s capital stock on an outstanding basis and will be able to control matters submitted to its stockholders for approval, including the election of directors, amendments of its organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Fisker and Dr. Gupta may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Fisker, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Fisker, and might ultimately affect the market price of shares of our Class A Common Stock.
Our dual class structure may depress the trading price of our Class A Common Stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause Fisker to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A Common Stock.
We are a controlled company within the meaning of the NYSE rules, and, as a result, qualify for exemptions from certain corporate governance requirements that provide protection to stockholders of other companies. To the extent we utilize any of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements. We do not currently intend to rely on the exemptions afforded to controlled companies at this time.
So long as more than 50% of the voting power for the election of directors of Fisker is held by an individual, a group or another company, we will qualify as a “controlled company” under NYSE rules. Upon the completion of the Business Combination, Henrik Fisker and Dr. Geeta Gupta control a majority of the voting power of Fisker’s outstanding capital stock. As a result, we are a “controlled company” under NYSE rules. As a controlled company, we are be exempt from certain NYSE corporate governance requirements, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the Board of Directors by the independent members of the Board of Directors. While we do not currently intend to rely on any of these exemptions, we will be entitled to do so for as long as we are considered a “controlled company,” and to the extent we rely on one or more of these exemptions, holders of our capital stock will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Henrik Fisker and Dr. Geeta Gupta are married to each other. The separation or divorce of the couple in the future could adversely affect our business.
Henrik Fisker and Dr. Geeta Gupta, Fisker’s
co-founders,
members of the Board of Directors and Chief Executive Officer and Chief Financial Officer, respectively, are married to each other. They are two of our executive officers and are a vital part of our operations. If they were to become separated or divorced or could otherwise not amicably work with each other, one or both of them may decide to cease his or her employment with Fisker or it could negatively impact our working environment. Alternatively, their work performance may not be satisfactory if they become preoccupied with issues relating to their personal situation. In these cases, our business could be materially harmed.

Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Class A common stock.
Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for you to sell your shares of our Class A Common Stock at a time and price that you deem appropriate. All outstanding shares of our Class A Common Stock previously held by the pre-Business
Combination public stockholders at the completion of the Merger and a substantial number of shares of our Class A Common Stock issued as merger consideration in the Merger are freely tradable without restriction under the Securities Act, except for any shares of our Class A Common Stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act.
In connection with the completion of the Merger, we entered into an Amended and Restated Registration Rights Agreement with our Former Sponsor, Spartan Energy Acquisition Sponsor LLC, Magna, Henrik Fisker, Dr. Geeta Gupta and certain former stockholders of Legacy Fisker, pursuant to which we agreed to register for resale and granted certain other registration rights with respect to certain shares of Class A Common Stock held by our Former Sponsor, Magna, Henrik Fisker and Dr Geeta Gupta and their respective permitted transferees, in addition to the warrants originally issued in a private placement to our Former Sponsor in connection with the Company’s initial public offering and the up to 9.36 million shares of our Class A Common Stock issuable upon the exercise of the private placement warrants. We also registered for resale the 50 million shares of our Class A Common Stock (the “PIPE shares”) issued in a private placement that closed immediately prior to the Merger and the 18.4 million shares of Class A Common Stock issuable upon exercise of our publicly held warrants to purchase shares of Class A Common Stock. In accordance with the foregoing, we filed a registration statement on Form
S-1
under the Securities Act, which registration statement was declared effective on December 12, 2020, to register the resale of up to 133.78 million shares of our Class A Common Stock, including 50 million PIPE shares and 18.4 million shares of Class A Common Stock issuable upon exercise of our outstanding publicly held warrants. Shares of Class A Common Stock sold under such registration statement can be freely sold in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock.
We have also filed a registration statement on
Form S-8
under the Securities Act to register shares of our Class A Common Stock that may be issued under our equity incentive plans from time to time, as well as any shares of our Class A Common Stock underlying outstanding options and restricted stock units that have been granted to our directors, executive officers and other employees, all of which are subject to time-vesting conditions. Shares registered under this registration statement will be available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.
Our Former Sponsor and our former board members agreed not to transfer, assign or sell certain founder shares held by each of them until one year after the date of the Closing or earlier if, subsequent to the Business Combination, (i) the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the consummation of a Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. However, following the expiration of such lock-up,
the Former Sponsor and its permitted transferees will not be restricted from selling such securities, other than by applicable securities laws.
We are unable to predict the effect that these sales, particularly sales by our directors, executive officers and significant stockholders, may have on the prevailing market price of our Class A Common Stock. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our Class A Common Stock in the public market, the trading price of our Class A Common Stock could decline significantly and make it difficult for us to raise funds through securities offerings in the future.

Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change
net operating loss carryforwards, or NOLs, to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change
NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
Changes to applicable U.S. tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.
New laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), and certain provisions of the Tax Act may adversely affect us. Changes under the Tax Act include, but are not limited to, a federal corporate income tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the Treasury and IRS, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial condition and results of operations.
Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our Class A Common Stock.
If, after listing, we fail to satisfy the continued listing requirements of the NYSE such as the corporate governance requirements or the minimum closing bid price requirement, the NYSE may take steps to delist our Class A Common Stock. Such a delisting would likely have a negative effect on the price of our Class A Common Stock and would impair your ability to sell or purchase our Class A Common Stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by it to restore compliance with listing requirements would allow our Class A Common Stock to become listed again, stabilize the market price or improve the liquidity of our Class A Common Stock, prevent our Class A Common Stock from dropping below the NYSE minimum bid price requirement or prevent future non-compliance
with NYSE’s listing requirements.
If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our Class A Common Stock will depend on the research and reports that securities or industry analysts publish about us or our business. Currently, we do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover Fisker downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of Fisker company or fail to regularly publish reports on Fisker, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
The issuance of shares of our Class A Common Stock upon exercise of our outstanding warrants would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of March 22, 2021, warrants to purchase an aggregate of approximately 10.66 million shares of our Class A Common Stock were outstanding and exercisable. The exercise price of these warrants are $11.50 per share in the case of the public warrants issued in connection with our initial public offering and $0.01 per share in the case of the Magna Warrants. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
On March 19, 2021, we issued a press release announcing the redemption of all of our outstanding warrants (the “Public Warrants”) to purchase shares of our Class A Common Stock that were issued under the Warrant Agreement, dated as of August 9, 2018, by and between the Company (f/k/a Spartan Energy Acquisition Corp., Inc.) and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), as part of the units sold in our initial public offering. In accordance with Section 3.3.1(b) of the Warrant Agreement, our board of directors has elected to require that, following delivery of this notice of redemption, all Public Warrants be exercised only on a cashless basis. Warrants to purchase shares of Class A common stock that were issued under the Warrant Agreement in a private placement simultaneously with our initial public offering and are still held by the initial holders thereof or their permitted transferees are not subject to the notice of redemption.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our corporate headquarters are located in Manhattan Beach, California where we occupy approximately 78,500 square feet of space which we use for an automobile design studio and general office purposes for its management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams. The lease will terminate on November 1, 2026, with no option to extend the lease term.
We entered into a sublease agreement for 5,533 square feet of office and research and development space in San Francisco, California. The term of the sublease commenced on October 2, 2020 and will expire on March 31, 2024. The sublease does not expressly allow for renewal of the lease term.
We believe our existing facilities are adequate for our current requirements. We also believe we will be able to obtain additional or alternative space at other locations at commercially reasonable terms to support our continuing expansion.

Item 3.	Legal Proceedings.
For a description of our material pending legal proceedings, please see Note 22, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form
10-K.
From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock and warrants were historically quoted on NYSE under the symbols “SPAQ” and “SPAQ.WS,” respectively. On October 29, 2020, our Class A Common Stock and warrants were listed on the NYSE under the trading symbols of “FSR” and “FSR WS,” respectively.
Holders of Common Stock and Warrants
As of March 15, 2021, there were 61 holders of record of our Class A Common Stock, two holders of record of the Public Warrants and one holder of the Magna Warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our Common Stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our Common Stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.
Recent Sales of Unregistered Securities
From January 1, 2020 through December 31, 2020 (because the date of the filing of our registration statement on Form
S-8
was January 4, 2021), we issued and sold to our employees, consultants and other service providers an aggregate of unregistered 18,724,096 shares of Class A Common Stock upon the exercise of stock options under our 2016 Stock Plan. The securities issued in these transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act or Section 4(a)(2) of the Securities Act.

The issuances of 66,177,064 shares of Class B Common Stock to Mr. Henrik Fisker and 66,177,064 shares of Class B Common Stock to Dr. Geeta Gupta in connection with the consummation of the Business Combination were not registered under the Securities Act and were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act and/or Registration D promulgated thereunder, as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.
On October 29, 2020, the Company issued the Magna Warrants exercisable for up to 19,474,454 shares of the Company’s Class A Common Stock, subject to adjustment, in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. The Magna Warrants were issued pursuant to the Cooperation Agreement entered into by the Company and Magna, the holder of the Magna Warrants (the “Holder”), dated October 15, 2020. The Company has relied on the exemption from registration under the Securities Act based in part on representations made by the Holder in the agreement pursuant to which the Warrants were issued that it is an “accredited investor” as defined in Rule 501 under the Securities Act and that the Magna Warrants were being acquired for investment purposes and not with a view to or for sale in connection with any distribution thereof in violation of any federal or state securities laws.
The Magna Warrants are subject to vesting as follows:

Milestones	Percentage of Warrants that Vest Upon Achievement
(i) Achievement of the “preliminary production specification” gateway as set forth in the Development Agreement; (ii) entering into the Platform Agreement; and (iii) entering into the Initial Manufacturing Agreement	33.3%
(i) Achievement of the “target agreement” gateway as set forth in the Development Agreement and (ii) entering into the Detailed Manufacturing Agreement, which will contain terms and conditions agreed to in the Initial Manufacturing	33.3%
Start of pre-serial production	33.4%
The exercise price for the Magna Warrants is $0.01 per share of Class A Common Stock. The Magna Warrants will vest in full upon a change of control of the Company. Once vested, the Magna Warrants may be exercised at the election of the Holder, in whole but not in part, by the tender to the Company of a notice of exercise. The Magna Warrants will expire on October 29, 2030.

Item 6.	Selected Financial Data.
Information required by this Item 6. is not included as we are electing to exclude this information pursuant to Regulation S-K Item 301, as amended.
For financial data and discussion of our results of operations and financial position, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Form 10-K, particularly in Part I, Item 1A, Risk Factors. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.
OVERVIEW
Fisker is building a technology-enabled, asset-light automotive business model that it believes will be among the first of its kind and aligned with the future state of the automotive industry. This involves a focus on vehicle development, customer experience, sales and service intended to change the personal mobility experience through technological innovation, ease of use and flexibility. The Company combines the legendary design and engineering expertise of Henrik Fisker to develop high quality electric vehicles with strong emotional appeal. Central to Fisker’s business model is the Fisker Flexible Platform Agnostic
Design (“FF-PAD”), a
proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on a third-party supplied EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s work to adapt the Fisker Ocean design to a base vehicle platform developed by Magna Steyr (“Magna”). This development with Magna began in September 2020 and passed the first engineering gateway in November 2020. Fisker believes it is well-positioned through its global premium EV brand, its renowned design capabilities, its sustainability focus, and its asset-light and low overhead, direct to consumer business model which enables products like the Fisker Ocean to be priced roughly equivalent to internal combustion engine-powered SUV’s from premium brand competitors.
The Fisker Ocean is targeting a large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model such as the BMW X3 Series or Tesla Model Y) of the electric SUV market. Fisker expects to begin production of the Ocean as early as the fourth quarter of 2022. The Fisker Ocean, a five-passenger vehicle with potentially a 250- to
over 350-mile range
and state-of-the-art autonomous
driving capabilities, will be differentiated in the marketplace by its innovative and timeless design and a re-imagined customer
experience delivered through an advanced software-based user interface. The Fisker Ocean is designed for a high degree of sustainability, using recycled rubber, eco-suede interior
trim made from recycled polyester, and carpeting from fishing nets and plastic bottles recycled from ocean waste, among many other sustainable features. The optional features for the Ocean, including California Mode (patent pending), a solar photovoltaic roof and
“Head-up” display,
resulted in the Fisker Ocean prototype being the most awarded new automobile at CES 2020 by Time, Newsweek, Business Insider, CNET and others.
Fisker believes its innovative business model,
including “E-Mobility-as-a-Service” (“EMaaS”),
will revolutionize how consumers view personal transportation and car ownership. Over time, Fisker plans to combine a customer-focused experience with flexible leasing options, affordable monthly payments and no fixed lease terms, in addition to direct-to-consumer
sales. Through an innovative platform sharing partnership strategy, Fisker believes that it will be able to significantly reduce the capital intensity typically associated with developing and manufacturing vehicles, while maintaining flexibility and optionality in component sourcing and manufacturing due to
Fisker’s FF-PAD proprietary
process. Through
Fisker’s FF-PAD proprietary
process, Fisker is currently working with Magna to develop a proprietary electric vehicle platform called FM29 that will underpin Fisker Ocean and at least one additional nameplate. Fisker intends to cooperate with one or more additional industry-leading original equipment manufacturers (“OEMs”), technology companies, and/or tier-one automotive
suppliers for platform sharing and access to procurement networks, while focusing on key differentiators in innovative design, software and user interface. Multiple platform-sharing partners is intended to accelerate growth in Fisker’s portfolio of electric vehicle offerings. Fisker envisions a go-to-market strategy
with
both web- and app-based digital
sales, loan financing approvals, leasing, and service management, with limited reliance on traditional brick-and-mortar “sales-and-service” dealer
networks. Fisker believes that this customer-focused approach will drive revenue, user satisfaction and higher margins than competitors.
The Business Combination
Fisker Inc. (“Fisker” or the “Company”) was originally incorporated in the State of Delaware in October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp. (“Spartan”), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Spartan completed its IPO in August 2018. In October 2020, Spartan’s wholly-owned subsidiary merged with and into Fisker Inc., a Delaware corporation (“Legacy Fisker”), with Legacy Fisker surviving the merger as a wholly-owned subsidiary of Spartan (the “Business Combination”). In connection with the Business Combination, Spartan changed its name to Fisker Inc.
In connection with the consummation of the Business Combination (the “Closing”), the registrant changed its name from Spartan Energy Acquisition Corp. to Fisker Inc. The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, Spartan was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Fisker issuing stock for the net assets of Spartan, accompanied by a recapitalization, whereby no goodwill or other intangible assets was recorded. Operations prior to the Business Combination are those of Legacy Fisker.
Key Trends, Opportunities and Uncertainties
Fisker is
a pre-revenue company
and believes that its future performance and success depends to a substantial extent on the ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of this Form
10-K
titled “
Risk Factors
.”
Partnering with Industry-Leading OEMs
and/or Tier-One Automotive
Suppliers
On October 14, 2020, Fisker and Spartan entered into a Cooperation Agreement with Magna setting forth certain terms for the development of a full electric vehicle (the “Cooperation Agreement”). The Cooperation Agreement sets out the main terms and conditions of the upcoming operational phase agreements (the “Operational Phase Agreements”) that will extend from the Cooperation Agreement and other agreements with Magna (or its affiliates) that are expected to be entered into by and between Fisker and Magna (or its affiliates). On December 17, 2020, Fisker entered into the platform-sharing and initial manufacturing Operational Phase Agreements referenced in the Cooperation Agreement.
Fisker is currently in negotiations with Magna and several other industry-leading OEMs and tier-one automotive
suppliers for platform sharing, component sourcing and manufacturing. On February 24, 2021, Fisker entered into a Memorandum of Understanding with Hon Hai Technology Group (“Foxconn”) supporting a project to develop a breakthrough electric vehicle. The companies expect to complete definitive agreements related to this effort in Q2 2021.

These
co-operations
allow Fisker to focus on vehicle design, strong brand affiliation and a differentiated customer experience. Fisker intends to leverage multiple EV platforms to accelerate its time to market, reduce vehicle development costs and gain access to an established global supply chain of batteries and other components.
Fisker believes that its business model will reduce the considerable execution risk typically associated with new car companies. Through such platform sharing, component sourcing and manufacturing partnerships, Fisker believes it will be able to accelerate its time to market and reduce vehicle development costs. Fisker remains on-track
for Fisker Ocean
start-of-production
in Q4 2022 and intends to meet timing, cost and quality expectations while optimally matching its cost structure with its projected production ramp by leveraging such partnerships and trained workforces. Remaining hardware agnostic allows for selection of partners, components, and manufacturing decisions to be based on both timeline and cost advantages and enables Fisker to focus on delivering truly innovative design features, a superior customer experience, and a leading user interface that leverages sophisticated software and other technology advancements.
Fisker continues to negotiate a potential relationship with several other industry-leading OEMs and tier-one automotive
suppliers. Fisker has entered into agreements covering the Magna base platform, development and engineering services, and manufacturing, among others. Extended negotiation of the specific project-related agreements, the sourcing of components or labor at higher than anticipated cost, or any delays in sourcing suppliers of sustainable parts may delay Fisker’s commercialization plans or require it to change the anticipated pricing of its vehicles. Such delays could be caused by a variety of factors, some of which may be out of Fisker’s control. For example, the outbreak of the COVID-19 pandemic
has severely restricted international travel, which may make it more difficult for Fisker to conclude agreements with partners outside the United States. See “Risk Factors—Risks Related to Fisker—Fisker faces risks related to health epidemics, including the recent COVID-19 pandemic,
which could have a material adverse effect on its business and results of operations.” Unanticipated events, delays in negotiations by third parties and any required changes in Fisker’s current business plans could materially and adversely affect its business, margins and cash flows.

Market Trends and Competition
Fisker anticipates robust demand for the Fisker Ocean, based on its award-winning design, its unique sustainability features, the management team’s experience and know-how and,
in particular, the growing acceptance of and demand for EVs as a substitute for gasoline-fueled vehicles. Many independent forecasts are assuming that EV’s as percentage of global auto sales will grow from less than 3% in 2020 to more than 20% in 2030. One such report from RBC, published in October 2020, assumes sales of EV’s to grow from less than 2.0 million units globally (less than 3% of total volume) to 25 million units in 2030 (approximately 25% of total volume), a 29% CAGR. The EV market is highly competitive and Fisker believes the market will be broken down into three primary consumer segments: the white space segment, the value segment, and the conservative premium segment. See “
Information About Fisker—Sales—Go to Market Strategy
.” Fisker expects to sell approximately 50% of its vehicles within the white space segment, appealing to customers who want to be part of the new EV movement and value sustainability and environmental, social, and governance (“ESG”) initiatives. Fisker believes that it will be well positioned to be the primary alternative to Tesla in this segment with the Ocean priced around the base price of the Model 3 and Model Y. While Fisker will compete with other EV startups, many of them are moving into the higher luxury priced segments due to the lack of volume pricing of components that Fisker expects to obtain through platform sharing partnerships with industry-leading OEMs and/or tier-one automotive
suppliers. To expand market share and attract customers from competitors, Fisker must continue to innovate and convert successful research and development efforts into differentiated products, including new EV models.
Fisker is also working to quantify the sustainability advancements and claims that the Fisker brand would produce the most sustainable vehicles in the world, which it believes will be an increasingly important differentiator among a growing subset of consumers. In Fisker’s pursuit of these objectives, it will be in competition with substantially larger and better capitalized vehicle manufacturers. While Fisker believes that the low-capital-intensity
platform sharing partnership strategy, together with
direct-to-customer
commercialization, provides the Company with an advantage relative to traditional and other established auto manufacturers, Fisker’s better capitalized competitors may seek to undercut the pricing or compete directly with Fisker’s designs by replicating their features. In addition, while Fisker believes that its strong management team forms the necessary backbone to execute on its strategy, the Company expects to compete for talent, as Fisker’s future growth will depend on hiring qualified and experienced personnel to operate all aspects of the business as it prepares to launch commercial operations.
Commercialization
Fisker currently anticipates commencing production of the Fisker Ocean in the fourth quarter of 2022, with initial customer deliveries in late 2022 at the earliest. Production commencement is dependent upon Fisker entering into definitive platform sharing agreements with one or more industry-leading OEMs and/or tier-one
automotive suppliers. Failure to enter into these agreements timely could result in being unable to begin production in the timeframe anticipated. As of March 19, 2021, we have received over 13,300 retail reservations and 700 fleet reservations. This is after accounting for about 1,100 retail customers who have canceled over time. Fisker has obtained over 57,000 indications of interest through the Flexee app (meaning the Flexee App has been downloaded and the potential purchaser has provided a contact phone number) and internet, reflecting the significant public interest in the Fisker Ocean.
Fisker plans to initially market its vehicles through
its direct-to-consumer sales
model, leveraging its proprietary Flexee app, which will serve as a one-stop-shop for
all components of its EMaaS business model. Over time, Fisker plans to develop Fisker Experience Centers in select cities in North America and Europe, which will enable prospective customers to experience Fisker vehicles through test drives and virtual and augmented reality. Fisker also intends to enter, in each launch market, into third-party service partnerships with credible vehicle service organizations with established service facilities, operations and technicians. These companies’ services will be integrated into and booked via the Flexee app in order to create a hassle-free, app-based
service experience for Fisker’s customers delivered at home, at work, or with a pick-up and
delivery

service booked online. For North America and United Kingdom, as examples, Fisker has entered into non-exclusive
Memorandum of Understandings with divisions of Cox Automotive related to fleet management services. Fisker will continue to seek opportunities to build the service partnership model.
Over time, Fisker aims to transform the EV sales model through the flexible lease model, under which customers will be able to utilize a vehicle on a month-to-month basis
at an anticipated cost of $379 per month for the base model, with the ability to terminate the lease or upgrade their vehicle at any time. Development of a fleet of high value, sustainable EVs will allow Fisker to offer these flexible lease options to capture more customers. Fisker intends to require a non-refundable up-front payment
of $3,000 under the flexible lease model, which the Company believes will reduce its cash flow risk and incentivize customers to keep their vehicles for a period of time. Fisker anticipates that, over time, it will acquire a substantial fleet of used EVs available for sale or further flexible lease by Fisker, which it believes will enhance its ability to maintain its premium brand and pricing.
Fisker believes its
digital, direct-to-consumer sales
model reflects today’s changing consumer preferences and is less capital intensive and expensive than the traditional automotive sales models. Fisker’s commercialization strategy is, however, relatively novel for the car industry, which has historically relied on extensive advertising and marketing, as well as relationships with physical car dealership networks. Should Fisker’s assumptions about the commercialization of its vehicles prove overly optimistic or if the Company is unable to develop, obtain or maintain the direct-to-consumer marketing
or service technology upon which its prospective customer base would rely, Fisker may incur delays to its ability to commercialize the Fisker Ocean. This may also lead Fisker to make changes in its commercialization plans, which could result in unanticipated marketing delays or cost overruns, which could in turn adversely impact margins and cash flows or require Fisker to change its pricing. Further, to the extent that Fisker doesn’t generate the margins it expects upon commercialization of the Fisker Ocean, Fisker may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to Fisker and its stockholders.
Regulatory Landscape
Fisker operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “
Information about Fisker—Government Regulation and Credits
.” For example, a federal tax credit of $7,500 may be available to U.S. purchasers of Fisker vehicles, which would bring the effective estimated purchase price of the base Fisker Ocean model to approximately $30,000. Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive
suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it will have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.
Basis of Presentation
Fisker currently conducts its business through one operating segment. As a pre-revenue company
with no commercial operations, Fisker’s activities to date have been limited and were conducted primarily in the United

States and its historical results are reported under United States generally accepted accounting principles (“GAAP”) and in U.S. dollars. Upon commencement of commercial operations, Fisker expects to expand its global operations substantially, including in the USA and the European Union, and as a result Fisker expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, Fisker expects that the financial results it reports for periods after it begins commercial operations will not be comparable to the financial results included in this Form
10-K
or those incorporated by reference from the proxy statement.
Components of Results of Operations
Fisker is an early stage company and its historical results may not be indicative of its future results for reasons that may be difficult to anticipate. Accordingly, the drivers of Fisker’s future financial results, as well as the components of such results, may not be comparable to Fisker’s historical or projected results of operations.
Revenues
Fisker has not begun commercial operations and currently does not generate any revenue. Once Fisker commences production and commercialization of its vehicles, it expects that the significant majority of its revenue will be initially derived from direct sales of Fisker Ocean SUVs and, subsequently, from flexible leases of its vehicles. In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. While merchandise sales are not intended to be significant portion of Fisker’s results once production of vehicles begins, it will generate revenue pre-production.
Cost of Goods Sold
To date, Fisker has not recorded cost of goods sold, as it has not recorded commercial revenue. Once Fisker commences the commercial production and sale of its vehicles, it expects cost of goods sold to include mainly vehicle components and parts, including batteries, direct labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses. Related to the 2021 launch of “Fisker Edition” apparel and goods, Fisker will realize cost of goods sold.
General and Administrative Expense
General and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions and expenses for outside professional services, including legal, accounting and other advisory services.
Fisker is rapidly expanding its personnel headcount, in anticipation of the start of production of its vehicles. Accordingly, Fisker expects its general and administrative expenses to increase significantly in the near term and for the foreseeable future. For example, the company expects general and administrative expenses, excluding stock-based compensation expenses (refer to non-GAAP
financial measure discussed below), in the year ended December 31, 2021 to be in the range of
$25-$35 million
as compared to $22.3 million in the year ended December 31, 2020. Upon commencement of commercial operations, Fisker also expects general and administrative expenses to include facilities, marketing and advertising costs.
Research and Development Expense
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the first prototype. As Fisker ramps up for commercial operations, it anticipates that research and development expenses will increase for the foreseeable future as the Company expands its hiring of engineers and designers and continues to invest in new vehicle model design and development of technology. For example, the company expects research and development expenses, excluding stock-based compensation expenses (refer to non-GAAP
financial measure discussed below), in the year ended December 31, 2021 to be in the range of $185—$205 million as compared to $21.1 million in the year ended December 31, 2020.
Income Tax Expense / Benefit
Fisker’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Fisker maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because Fisker believes the recoverability of the tax assets is not more likely than not.
Results of Operations
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Operating costs and expenses:
General and administrative	$22,272	$3,626	$18,646	514.2%
Research and development	21,052	6,962	14,090	202.4%

Total operating costs and expenses	43,324	10,588	32,736	309.2%

Loss from operations	(43,324)	(10,588)	(32,736)	309.2%
Other income (expense):
Other income	(52)	1	(53)	n.m.
Interest income	79	9	70	n.m.
Interest expense	(1,610)	(178)	(1,432)	n.m.
Change in fair value of derivatives and convertible security	(10,054)	(80)	(9,974)	n.m.
Foreign currency gain (loss)	320	(42)	362	n.m.

Total other income (expense)	(11,317)	(291)	(11,026)	n.m.

Net Loss	$(54,641)	(10,879)	(43,762)	402.3%

n.m. = not meaningful.
General and Administrative
General and administrative expenses increased by $18.6 million or 514% from $3.6 million during year ended December 31, 2019 to $22.2 million during year ended December 31, 2020, primarily due to increased salaried employee headcount, transaction-related expenses of $5 million, including $3.5 million in success fees related to the issuance of our convertible security in July 2020, and legal costs of $5.3 million. General and administrative expenses includes stock-based compensation expense of $377,000 and $30,000 for the years ended December 31, 2020 and 2019, respectively.
On March 18, 2021, the Board of Directors of Fisker, approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.

Research and Development
Research and development expenses increased by $14 million or 202% from $7 million during the year ended December 31, 2019 to $21 million during the year ended December 31, 2020. The increase by $14 million primarily relates to higher headcount in research and development and payments to suppliers . Research and development expenses includes stock-based compensation expense of $333,000 and $55,000 for the years ended December 31, 2020 and 2019, respectively.
Interest Expense
Interest expense was $1.6 million during the year ended December 31, 2020 and $0.2 million during the year ended December 31, 2019. The $1.4 million increase reflected the issuance of convertible bridge notes, starting in the second half of 2019 through the first nine months of 2020.
Change in Fair Value of Derivatives and Convertible Security
The change in fair value of embedded derivatives and convertible security amounted to $10.1 million during the year ended December 31, 2020 compared to $0.1 million during the year ended December 31, 2019, reflecting the change in value of the embedded derivative relating to Fisker’s convertible bridge notes and convertible security, which was issued in July 2020. The bridge notes and convertible security converted into Class A common shares at the close of the Business Combination.
Foreign Currency Gain (Loss)
Fisker recorded immaterial foreign currency gains or losses during the years ended December 31, 2020 and 2019. In 2021, Fisker expects its EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase significantly and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Net Loss
Net loss was $54.6 million during the year ended December 31, 2020, an increase of $43.7 million or 402% from $10.9 million during the year ended December 31, 2019, for the reasons discussed above.
Liquidity and Capital Resources
As of the date of this Form
10-K,
Fisker has yet to generate any revenue from its business operations. To date, Fisker has funded its capital expenditure and working capital requirements through equity and convertible notes, as further discussed below. Fisker’s ability to successfully commence commercial operations and expand its business will depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of December 31, 2020, Fisker’s cash and cash equivalents amounted to $991 million and no debt outstanding.
Fisker expects its capital expenditures and working capital requirements to increase substantially in 2021, as it progresses toward production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. For example, Fisker expects cash usage to fund capital expenditures and other investing activities to be in the range of $210 million to $240 million in the fiscal year ended December 31, 2021 compared to $677,000 in the fiscal year ended December 31, 2020. Fisker believes that its cash on hand following the consummation of the Business Combination will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form
10-K
and sufficient to fund its operations until it commences production of the Fisker Ocean. Fisker may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive
suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive
pressures, and regulatory developments, among other developments such as the collaboration on “Project PEAR” (Personal Electric Automotive Revolution) with Hon Hai Technology Group announced on February 24, 2021. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, Fisker may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Fisker expects, Fisker may be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(dollar amounts in thousands)
Net cash used in operating activities	$(38,006)	$(7,260)	$(3,417)
Net cash used in investing activities	(677)	(14)	(48)
Net cash provided by financing activities	1,027,982	3,586	7,614
Cash Flows used in Operating Activities
Fisker’s cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As Fisker continues to accelerate hiring in line with development and production of the Ocean, Fisker expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business. Operating lease commitments at December 31, 2020 will result in cash payments of $0.7 million in 2021 and $2.2 million after 2021. Fisker’s new headquarter, Inception, located in Manhattan Beach, California, will commence in the first quarter of 2021 resulting incremental operating lease commitments of $1.2 million for the remainder of 2021, $3.8 million for 2022, and $15.9 million for 2023 and thereafter. It is expected that Fisker will execute a new lease in Europe and at least one new lease for a U.S.-based experience center. In total, Fisker is projecting to use cash in excess of $210 million for combined SG&A and R&D activities during 2021.
Net cash used in operating activities was $38 million during the year ended December 31, 2020, down from $7.3 million net cash used during the year ended December 31, 2019.
Cash Flows used in Investing Activities
Fisker’s cash flows from investing activities, to date, have been comprised mainly of purchases of property and equipment and have not been material. Fisker expects these costs to increase substantially in 2021 as significant expenditures for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure are anticipated to exceed $210 million of which we expect at least 50% is denominated in foreign currencies, subject to changes as we finalize our supplier selections in 2021.
Fisker had $0.7 million of investing cash flow activity during the year ended December 31, 2020 compared to $14,000 of cash used during the year ended December 31, 2019.
Cash Flows from Financing Activities
Through December 31, 2020, Fisker has financed its operations primarily through the sale of equity securities, and, to a lesser extent, convertible notes.

Net cash from financing activities was $1,028 million during the year ended December 31, 2020, reflecting mainly the proceeds from recapitalization of Spartan shares, net of redemptions and issuance costs, of $976 million, issuance of $46.5 million in convertible equity securities (net of success fees of $3.5 million), and convertible bridge notes of $5.4 million. Net cash from financing activities was $3.6 million in 2019, reflecting mainly proceeds from the issuance of convertible notes. As of December 31, 2020, Fisker has outstanding public and Spartan Energy sponsor warrants to acquire 27,751,587 Class A common shares at $11.50 per share. Any significant volume of exercise activity by the warrant holders would result in material proceeds from financing activities.
On March 19, 2021, the Company announced that it will redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A Common Stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company (f/k/a Spartan Energy Acquisition Corp.) and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remain outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the IPO are no longer outstanding and are not subject to this redemption. In addition, in accordance with the Warrant Agreement, the Company’s board of directors has elected to require that, upon delivery of the notice of redemption, all Public Warrants are to be exercised only on a “cashless basis.” Accordingly, holders may no longer exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant will be deemed to pay the $11.50 per warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders will receive 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. Any Public Warrants (including Public Warrants that are included in outstanding units) that remain unexercised at 5:00 p.m. New York City time on the Redemption Date will be delisted, void and no longer exercisable, and the holders will have no rights with respect to those Public Warrants, except to receive the Redemption Price (or as otherwise described in the redemption notice for holders who hold their Public Warrants in “street name”) of $0.01 per outstanding warrant. In addition, the 9,360,000 warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by Spartan Energy Acquisition Corp. on a cashless basis for 4,907,329 shares of Common Stock during the first quarter of 2021 and are no longer outstanding and not subject to this redemption. Since January 1, 2021, the Company has received cash proceeds of $89 million upon the exercise of 7,741,787 Public Warrants. As of March 19, 2021, there were 10,658,187 unexercised warrants.
Off-Balance Sheet
Arrangements
Fisker is not a party to
any off-balance sheet
arrangements, as defined under SEC rules.
Non-GAAP
Financial Measure
The accompanying table references
non-GAAP
adjusted loss from operations. This
non-GAAP
financial measures differs from the directly comparable GAAP financial measures due to adjustments made to exclude stock-based compensation expense. This non-GAAP
financial measures is not a substitute for or superior to measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any other performance measures derived in accordance with GAAP. The Company believes that presenting this non-GAAP
financial measure provides useful supplemental information to investors about the Company in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by its management in financial and operational-decision making. However, there are a number of limitations related to the use of a non-GAAP
measure and its nearest GAAP equivalents. For example, other companies may calculate
non-GAAP
measures differently, or may use other measures to calculate their financial performance, and therefore any non-GAAP
measures the Company uses may not be directly comparable to similarly titled measures of other companies. Therefore, both GAAP financial measures of Fisker’s financial performance and the respective non-GAAP
measures should be considered together. Please see the reconciliation of non-GAAP
financial measures to the most directly comparable GAAP measure in the tables below.

	Years Ended December 31,
	2020	2019
GAAP Loss from operations	$(43,324)	$(10,588)
Add: stock based compensation	711	85
Non-GAAP Adjusted loss from operations	$(42,613)	$(10,503)

Critical Accounting Policies and Estimates
Fisker’s financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, Fisker is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Fisker considers an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements.
Fisker’s significant accounting policies are described in Note 2 to its audited consolidated financial statements included elsewhere in this Form
10-K.
Because Fisker is
a pre-revenue company
without commercial operations, management believes it has a limited number of critical accounting policies or estimates, which will change over time as Fisker begins selling vehicles in the future.
Stock-Based Compensation
Fisker recognizes the cost of share-based awards granted to employees, nonemployees, and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award, except for the capitalization of costs associated with the Magna warrants. Fisker reverses previously recognized costs for unvested options in the period that forfeitures occur. Fisker determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•	Expected Term —Fisker uses the simplified method when calculating the expected term due to insufficient historical exercise data.

•
Expected Volatility
—As Fisker’s shares have actively traded for a short period of time subsequent to the Business Combination, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.

•	Expected Dividend Yield —The dividend rate used is zero as Fisker has never paid any cash dividends on common stock and does not anticipate doing so in the foreseeable future.

•	Risk-Free Interest Rate —The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Long-Lived Asset Impairment
As of December 31, 2020, our long-lived assets were comprised primarily of $0.9 million, $2.5 million and $58 million of net property, plant and equipment, operating lease right-of-use
assets, and intangible asset, respectively.

We test long-lived assets for recoverability whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value.
In estimating the recoverability of asset groups for purposes of our long-lived asset impairment testing when indicators or events are present, we will utilize future cash flow projections that are generally developed internally. As of December 31, 2020, Fisker Inc. does not generate revenues and will not generate revenue from vehicle sales until late 2022. Our revenues will be limited to minimal merchandise sales in 2021, which is not expected to be our primary source of revenues once production begins. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we will consider our approved budgets and business plans, existing paid reservations and projected reservations, estimated asset holding periods, and other factors.
Determining the future cash flows of an asset group involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain, which is heightened during our pre-revenue
period. These estimates and assumptions include revenue and expense growth rates and operating margins used to calculate projected future cash flows. Future events may indicate differences from management’s current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include not achieving program gateways, regulatory standards, detailed development and manufacturing agreements or delays in production milestones, the start of production and/or ramp up production or a reduction in projected sales volumes. Significant adverse changes in our future revenues and/or operating margins caused by higher-than-expected bill-of-material
costs, as well as other events and circumstances, including, but not limited to, increased competition and changing economic or market conditions, could result in changes in estimated future cash flows and the determination that long-lived assets are impaired.
No indicators of impairment are present at December 31, 2020.
Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth
companies, and any such election to not take advantage of the extended transition period is irrevocable.
Fisker is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Fisker expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare Fisker’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements
See Note 2 to the audited consolidated financial statements included elsewhere in this Form
10-K
for more information about recent accounting pronouncements, the timing of their adoption, and Fisker’s assessment, to the extent it has made one, of their potential impact on Fisker’s financial condition and its results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Fisker has not, to date, been exposed to material market risks given its early stage of operations. Upon commencing commercial operations, Fisker expects to be exposed to foreign currency translation and transaction risks and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others.
Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British pound sterling, and Chinese Yuan Renminbi reflecting their principal operating markets. Once Fisker commences commercial operations, it expects to be exposed to both currency transaction and translation risk. For example, Fisker expects its contracts with OEMs and/or tier-one automotive
suppliers to be transacted in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s consolidated financial statements, which may result in revenue and earnings volatility from period to period in response to exchange rates fluctuations. To date, Fisker has not had material exposure to foreign currency fluctuations and has not hedged such exposure, although it may do so in the future.

Item 8.	Financial Statements and Supplementary Data.
FISKER INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Fisker Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fisker Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, temporary equity and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/  Deloitte & Touche LLP
Los Angeles, California
March 30, 2021
We have served as the Company’s auditor since 2020.

Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Consolidated Balance Sheets
(
In thousands, except share data
)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$991,158	$1,858
Notes receivable	795	—
Prepaid expenses and other current assets	9,077	18

Total current assets	1,001,030	1,876

Non-current assets:
Property and equipment, net	945	65
Intangible asset	58,041	—
Right-of-use asset, net	2,548	135
Other non-current assets	1,329	—

Total non-current assets	62,863	200

TOTAL ASSETS	$1,063,893	$2,076

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,159	$2,134
Accrued expenses	7,408	928
Founders demand note payable	—	250
Lease liabilities	655	144

Total current liabilities	13,222	3,456

Non-current liabilities:
Customer deposits	3,527	946
Bridge notes payable	—	3,797
Lease Liabilities	1,912	—

Total non-current liabilities	5,439	4,743

Total liabilities	18,661	8,199

COMMITMENTS AND CONTINGENCIES (Note 22)
Temporary equity:
Series A Convertible Preferred stock, $0.00001 par value; 0 and 16,983,241 shares issued and outstanding as of December 31, 2020 and 2019 (liquidation value of $4,677 as of December 31, 2019)	—	4,634
Series B Convertible Preferred stock, $0.00001 par value; 0 and 3,765,685 shares issued and outstanding as of December 31, 2020 and 2019 (liquidation value of $6,519 as of December 31, 2019)		6,386
Stockholders’ equity (deficit):
Founders Convertible Preferred stock, $0.00001 par value; 0 and 27,162,191 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 144,912,362 and 210,863 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	—
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 and 105,191,937 shares issued and outstanding as of December 31, 2020 and 2019	1	1
Additional paid-in capital	1,117,867	756
Accumulated deficit	(72,541)	(17,900)
Receivable for warrant exercises	(96)	—

Total stockholders’ equity (deficit)	1,045,232	(17,143)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,063,893	$2,076

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Operations
(
In thousands, except share and per share data
)

	Year Ended December 31,
	2020	2019	2018
Operating costs and expenses:
General and administrative	$22,272	$3,626	1,476
Research and development	21,052	6,962	1,939

Total operating costs and expenses	43,324	10,588	3,415

Loss from operations	(43,324)	(10,588)	(3,415)
Other income (expense):
Other income (expense)	(52)	1	(21)
Interest income	79	9	7

Interest expense	(1,610)	(179)	(1)

Change in fair value of derivatives and convertible security	(10,054)	(80)	—
Foreign currency gain (loss)	320	(42)	(1)

Total other income (expense)	(11,317)	(291)	(16)

Net loss	$(54,641)	$(10,879)	$(3,431)

Deemed dividend attributable to preferred stock	—	—	$(1,222)
Net loss attributable to common shareholders	$(54,641)	$(10,879)	$(4,653)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.40)	$(0.10)	$(0.04)

Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	135,034,921	105,343,914	105,238,482

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit)
(
In thousands, except share data
)

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018 (as previously reported)	4,614,850	$3,412	—	$—	10,000,000	$—	—	$—	38,727,340	$—	$598	$—	$(3,590)	$(2,992)
Conversion of stock	7,920,093	—	—	—	17,162,191	—	—	—	66,464,597	1	(1)	—	—	—

Balance at January 1, 2018, effect of reverse recapitalization (refer to Note 3)	12,534,943	$3,412	—	$—	27,162,191	$—	—	$—	105,191,937	$1	$597	$—	$(3,590)	$(2,992)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	60	—	—	60
Exercise of stock options	—	—	—	—	—	—	93,090	—	—	—	5	—	—	5
Issuance of Series A Convertible Preferred stock, net of issuance costs	4,448,298	1,222	—	—	—	—	—	—	—	—	—	—	—	—
Allocation of Series A Convertible Preferred stock to beneficial conversion feature	—	(1,222)	—	—	—	—	—	—	—	—	1,222	—	—	1,222
Deemed dividend on Series A Convertible Preferred stock	—	1,222	—	—	—	—	—	—	—	—	(1,222)	—	—	(1,222)
Issuance of Series B Convertible Preferred stock, net of issuance costs	—	—	3,765,685	6,386	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,431)	(3,431)

Balance at December 31, 2018	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	93,090	$—	105,191,937	$1	$662	$—	$(7,021)	$(6,358)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	86	—	—	86
Exercise of stock options	—	—	—	—	—	—	117,773	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,879)	(10,879)

Balance at December 31, 2019	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	210,863	$—	105,191,937	$1	$756	$—	$(17,900)	$(17,143)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	711	—	—	711
Exercise of stock options	—	—	—	—	—	—	153,451	—	—	—	87	—	—	87
Merger recapitalization	(16,983,241)	(4,634)	(3,765,685)	(6,386)	(27,162,191)	—	20,748,926	—	27,162,191	—	11,020	—	—	11,020
Spartan Shares Recapitalized, Net of Redemptions and Equity Issuance Costs of $72,463	—	—	—	—	—	—	116,547,115	1	—	—	976,022	—	—	976,023
Conversion of Bridge Notes to Class A	—	—	—	—	—	—	1,361,268	—	—	—	11,487	—	—	11,487
Conversion of Convertible Security	—	—	—	—	—	—	5,882,352	—	—	—	59,647	—	—	59,647
Exercise of warrants	—	—	—	—	—	—	8,387	—	—	—	96	(96)	—	—
Vesting of Magna Warrants	—	—	—	—	—	—	—	—	—	—	58,041	—	—	58,041
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(54,641)	(54,641)

Balance at December 31, 2020	—	$—	—	$—	—	$—	144,912,362	$1	132,354,128	$1	$1,117,867	$(96)	$(72,541)	$1,045,232

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(
In thousands, except share data
)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(54,641)	$(10,879)	$(3,431)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	711	86	60
Depreciation and amortization	77	25	17
Deferred rent	—	—	14
Amortization of right-of-use asset	228	130	—
Amortization of debt discount	1,610	137	—
Change in fair value of embedded derivative	406	80	—
Change in fair value of convertible equity security	9,647	—	—
Loss on disposal of fixed assets	28	—	—
Reclassification of expensed payments made to arrangers of convertible security	3,500	—	—
Unrealized loss on foreign currency transactions	34	12	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,823)	11	(5)
Accounts payable and accrued expenses	9,213	2,685	(228)
Customer deposits	2,581	588	156
Change in operating lease liability	2,423	(135)	—

Net cash used in operating activities	(38,006)	(7,260)	(3,417)

Cash Flows from Investing Activities:
Purchase of property and equipment	(676)	(14)	(48)

Net cash used in investing activities	(676)	(14)	(48)

Cash Flows from Financing Activities:
Proceeds from the issuance of bridge notes	5,372	3,578	—
Proceeds from the issuance of Series A Convertible Preferred shares, net of issuance costs	—	—	1,222
Proceeds from the issuance of Series B Convertible Preferred shares, net of issuance costs	—	—	6,386
Proceeds from issuance of convertible equity security, net of issuance costs	46,500	—	—
Proceeds from recapitalization of Spartan shares, net of redemptions and issuance costs	976,023	—	—
Proceeds from the exercise of stock options	87	8	6

Net cash provided by financing activities	1,027,982	3,586	7,614

Net increase (decrease) in cash and cash equivalents	989,300	(3,688)	4,149
Cash and cash equivalents, beginning of the period	1,858	5,546	1,397

Cash and cash equivalents, end of the period	991,158	$1,858	5,546

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Overview of the Company
Fisker Inc. (“Fisker” or the “Company”) was originally incorporated in the State of Delaware in October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp. (“Spartan”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Spartan completed its IPO in August 2018. On October 29, 2020, Spartan’s wholly-owned subsidiary merged with and into Fisker Inc., a Delaware corporation (“Legacy Fisker”), with Legacy Fisker surviving the merger as a wholly-owned subsidiary of Spartan (the “Business Combination”). In connection with the Business Combination, Spartan changed its name to Fisker Inc.
Legacy Fisker was incorporated in the state of Delaware on September 21, 2016. In connection with its formation, the Company entered into stock purchase agreements with the Company’s founders, whereby the founders contributed certain IP (primarily trademarks) and interests in Platinum IPR LLC. Platinum IPR LLC was an entity solely owned by the Company’s founders, which held Fisker trademarks registered in a variety of jurisdictions around the world. The founders’ transfer of its interest in Platinum IPR LLC and the transfer of trademarks was accounted for as a transfer of assets between entities under common control. The carrying amount of the transferred assets is recorded based on the prior carrying value, which was de minimis.
The Company’s common stock and warrants are now listed on the New York Stock Exchange under the symbols “FSR” and “FSR WS”, respectively.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
Reverse Recapitalization
The Business Combination was accounted for as a reverse recapitalization and Spartan was treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of Legacy Fisker issuing stock for the net assets of Spartan, accompanied by a recapitalization. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy Fisker and its wholly owned subsidiaries “as if” Legacy Fisker is the predecessor to the Company. The shares and net loss per common share, prior to the Business Combination, have been adjusted as shares reflecting the exchange ratio established in the Business Combination.
Going Concern, Liquidity and Capital Resources
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through March 2022. Since inception, the Company has incurred significant losses of approximately $72.5 million. As of December 31, 2020, the Company had approximately $991 million in cash and cash equivalents. The Company expects to continue to incur significant operating losses for the foreseeable future. Proceeds from the Business Combination provide the Company the liquidity and capital resources to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of Fisker Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market mutual funds.
Concentrations of Credit Risk and
Off-balance
Sheet Risk
Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no financial instruments with off-balance
sheet risk of loss.
Fair Value Measurements
The Company follows the accounting guidance in ASC 820,
Fair Value Measurement
, for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.
Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Useful Life (in years)
Tooling	3-8
Machinery and equipment	5-15
Furniture and fixtures	5-10
IT hardware and software	3-10

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. The Company assesses impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has not recorded any impairment charges during the periods presented.
Leases
Effective January 1, 2019, the Company accounts for its leases under ASC 842,
Leases
. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheet as both a right-of-use
asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use
asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use
asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the
right-of-use
asset and lease liability, the Company elects to combine lease and non-lease
components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.
The Company continues to account for leases in the 2018 financial statements under ASC 840.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.
From July 2019 to December 2019, the Company entered into note agreements that were determined to have embedded derivative instruments in the form of a contingent put option. The notes are recognized at the value of proceeds received after allocating issuance proceeds to the separable instruments issued with the notes and to the bifurcated contingent put option. The notes are subsequently measured at amortized cost using the effective interest method to accrete interest over their term to bring the notes’ initial carrying value to their principal balance at maturity. The bifurcated put option is initially measured at fair value which is included in the Bridge notes payable balance on the Consolidated Balance Sheets and subsequently measured at fair value with changes in fair value recognized as a component of Other income (expense) in the Consolidated Statements of Operations (see Note 12).
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment in which all long-lived assets are located in the United States, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with ASC 606,
Revenue from Contracts with Customers
(“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer

•	Step 2: Identify the performance obligation(s) in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligation(s) in the contract

•	Step 5: Recognize revenue when or as the company satisfies a performance obligation
The Company’s customers may reserve a Fisker vehicle by making a deposit, which is refundable, and in certain instances, subject to a 10% administration and process fee in the event of cancellation. The Company has yet to deliver and recognize revenue related to the delivery of a vehicle.
Certain holders of the Company’s bridge notes were issued option agreements providing the holder with a non-binding
right to receive a base model Fisker Ocean SUV within the first 12 months of production, subject to the terms and conditions. The proceeds received from these holders were allocated to the bridge notes and option agreements on a relative fair value basis, resulting in an initial discount to the bridge notes.
See Note 10 for the balance of the Company’s customer reservation deposits.

Foreign Currency Remeasurement and Transactions
The functional currency of the Company’s U.K. subsidiary is the U.S. Dollar. For this subsidiary, monetary assets and liabilities denominated in non U.S. currencies are re-measured
to U.S. Dollars using current exchange rates in effect at the balance sheet date.
Non-monetary
assets and liabilities denominated in
non-U.S.
currencies are maintained at historical U.S. Dollar exchange rates. Expenses are re-measured
at average U.S. Dollar monthly rates.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses have not been significant for any periods presented.
Stock-based Compensation
The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur.
Prior to the adoption of ASU
2018-07,
Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2018, the Company remeasured the fair value of non-employee
awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee
awards were recognized as compensation expense in the period of change. Subsequent to the adoption of ASU
2018-07,
the Company recognizes
non-employee
compensation costs over the requisite service period based on a measurement of fair value for each stock award.
From inception through December 31, 2020, the Company has primarily granted service based awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each vesting tranche. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying individual’s role at the Company except for the capitalization of costs associated with the Magna warrants (see Note 14).
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist primarily of payroll, benefits and stock-based compensation of those employees engaged in research, design and development activities, costs related to design tools, prototype development work, supplies and services, depreciation and other occupancy costs.
Advertising Expense
All advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising expense was $0.8 million, $0.1 million, and $0.1 million, respectively.
Income Taxes
Income taxes are recorded in accordance with ASC 740,
Income Taxes
(“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Net Loss per Share of Common Stock
Basic net loss per share of common stock is calculated using the two-class
method under which earnings are allocated to both common shares and participating securities. Undistributed net losses are allocated entirely to common shareholders since the participating security has no contractual obligation to share in the losses. Basic net loss per share is calculated by dividing the net loss attributable to common shares by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of stock options and warrants to purchase common stock (using the treasury stock method).
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU
2016-02,
Leases
, which was codified with its subsequent amendments as ASC 842. ASC 842 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months. The Company adopted ASC 842 as of January 1, 2019, using the modified retrospective transition approach by recording a right-of-use
asset and lease liability for operating leases of $264,900 and $278,984, respectively, at that date; the Company did not have any finance lease assets and liabilities upon adoption or any arrangements where it acts as a lessor. Adoption of ASC 842 did not have an effect on the Company’s accumulated deficit. The Company availed itself of the practical expedients provided under ASC 842 regarding identification of leases, lease classification, indirect costs, and the combination of lease and non-lease
components for all classes of assets. The Company continues to account for leases in the prior period financial statements under ASC 840.
Recently issued accounting pronouncements
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which is intended to simplify various aspects related to accounting for income taxes. ASU
No. 2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This ASU also provides updated guidance regarding the impairment of available-for-sale
debt securities and includes additional disclosure requirements. The new guidance is effective for non-public
companies, and public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission, for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. Business Combination and Recapitalization
On October 29, 2020, the Company consummated the Business Combination with Legacy Fisker pursuant to the agreement between Legacy Fisker and Spartan Energy Acquisition Corp. (the “Merger Agreement”). Pursuant to ASC 805, for financial accounting and reporting purposes, Legacy Fisker was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of the Legacy Fisker issuing stock for the net assets of Spartan, accompanied by a recapitalization. The net assets of Spartan were stated at historical costs, with no goodwill or other intangible assets recorded, and are consolidated with Legacy Fisker’s financial statements on the Closing date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been adjusted as shares reflecting the exchange ratio established in the Merger Agreement.
In connection with the Business Combination, Spartan entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 50,000,000 shares of common stock at $10.00 per share (the “PIPE Shares”) for an aggregate purchase price of $500.0 million (the “PIPE Financing”), which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, the PIPE Investors were issued shares of the Company’s Class A common stock.
The aggregate consideration for the Business Combination and proceeds from the PIPE Financing was approximately $1.8 billion, consisting of 179,192,713 shares of common stock valued at $10.00 per share. The common stock consideration consists of (1) 46,838,585 shares of Legacy Fisker Class A common stock, including shares issuable in respect of vested equity awards of the Legacy Fisker and shares issued in respect of the Bridge notes and Convertible Equity Security, plus (2) 132,354,128 shares of Legacy Fisker Class B common stock.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $72.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in
capital as a reduction of proceeds. The Company paid approximately $2.4 million for obligations of Spartan that existed prior to close that were incurred as part of the Business Combination.
The Company incurred approximately $1.5 million of expenses for the year ended December 31, 2020, primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination, which are included in general and administrative expenses on the consolidated statement of operations.
4. Fair value measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$987,728	$—	$—	$987,728

Total fair value	$987,728	$—	$—	$987,728

	Fair Value Measured as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$1,731	$—	$—	$1,731
Total fair value	$1,731	$—	$—	$1,731

Liabilities included in:
Embedded derivative in bridge notes	$—	$—	$1,325	$1,325
Total fair value	$—	$—	$1,325	$1,325

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.
The carrying amounts included in the Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
The Company measures the embedded derivative liability and the convertible equity security at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the embedded derivative and the convertible equity security use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assess these assumptions and estimates on an on-going
basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the embedded derivative and convertible equity security related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations.
Upon consummation of the Business Combination, the conversion feature upon a business combination was triggered for the bridge Notes and the convertible equity security causing a conversion of the $10.0 million outstanding principal amount of these bridge notes and $50.0 million outstanding principal of the convertible equity security and any unpaid accrued interest in equity securities at a specified price. The noteholders and convertible equity security holder received 1,361,268 and 5,882,352 shares of Class A Common Stock, respectively, as result of the conversion.
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020 (in thousands):

	Convertible Equity Security	Embedded derivative in bridge notes	Total
Balance, December 31, 2019	$—	$1,325	$1,325
Issuance of bridge notes		1,934	1,934
Issuance of convertible equity security	50,000	—	50,000
Change in fair value	9,647	406	10,053
Settlement of bridge notes and convertible equity security	(59,647)	(3,665)	(63,312)

Balance, December 31, 2020	$—	$—	$—

For the year ended December 31, 2020, the changes in the fair value of the embedded derivative liability resulted from an adjustment to the remaining period to the expected outcome and probabilities of completion. The changes in the fair value of the convertible equity security resulted from changes in price of Spartan’s common stock and an adjustment to the probabilities of completion of a SPAC transaction. No other changes in valuation techniques or inputs occurred during the year ended December 31, 2020.

5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consists of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Prepaid insurance	$7,481	$—
Other prepaid expenses and other current assets	1,596	18

	$9,077	$18

6. Intangible asset
The Company has the following intangible assets, net at December 31, 2020 (in thousands):

	As of December 31,
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost for development and manufacturing	8 years	$58,041	$—	$58,041

		$58,041	$—	$58,041

The Company did not record amortization expense for the year ended December 31, 2020 as amortization will commence on a straight-line basis with the start of production for the Fisker Ocean which is expected to occur in 2022. The Company expects the amortize the intangible asset over eight years, but will continually assess the reasonableness of the estimated life. There were no intangible assets for the year ended December 31, 2019. Refer to Note 14 for additional information regarding the agreement with Magna International.
7. Property and Equipment, net
Property and equipment, net, consists of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Machinery and equipment	$130	$—
Furniture and fixtures	67	45
IT hardware and software	820	12
Leasehold improvements	26	59

Total property and equipment	1,043	116
Less: Accumulated depreciation and amortization	(98)	(51)

Property and equipment, net	$945	$65

Depreciation and amortization for the years ended December 31, 2020, 2019, and 2018 was $0.1 million, $0.1 million and $0.1 million , respectively.
8. Leases
The Company currently leases its software and R&D center in San Francisco (“Source Code”) and advanced design center in Los Angeles (“Limitless”) under single leases classified as an operating lease expiring in March 2024 (“Source Code”) and in April 2026 (“Limitless”). The Source Code lease is a sublease arrangement that does not contain an option to renew, contains fixed rent increases each year and the Company is responsible for a fixed portion of the landlord’s operating expenses. The Limitless lease contains an option to renew for one year and sixty days at 95% of the fair market value for rent of comparable properties at the end of the initial lease term. The Company can terminate the Limitless lease contract at the end of the original lease term without penalty and thus did not include the renewal option in the lease term. The Limitless lease also includes variable lease payments for real estate taxes and insurance costs for which the lessor has provided an estimate that the Company treats as an in-substance
fixed payment included in lease cost within operating lease expense. When actual real estate taxes and insurance costs are determined, the Company will recognize and disclose the variable lease expense. The leases do not impose any financial restrictions and do not contain residual value guarantees. The Company has three leased vehicle classified as operating leases.
The Company does not act as a lessor or have any leases classified as financing leases.
At December 31, 2020, the Company had operating lease liabilities of $2.6 million and right-of-use
assets of $2.5 million, in the Consolidated Balance Sheet.
The tables below present information regarding the Company’s lease assets and liabilities (in thousands):

	As of December 31,	As of December 31,
	2020	2019
Assets:
Operating lease right-of-use assets	2,548	135
Liabilities:
Operating Lease—Current	655	144
Operating Lease—Long term	1,912	—
The components of lease related expense are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Lease costs:
Operating lease expense	$274	$137
Short-term lease expense	29	12

Total lease costs	$303	$149

The components of supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$175	$142
Non-cash activity:
ROU asset obtained in exchange for lease obligations	$2,636	$265
Other Information
Weighted average remaining lease term (in years)	3.1	1.00
Weighted average discount rate	5.35%	3.20%

As of December 31, 2020, future minimum payments during the next five years and thereafter are as follows (in thousands):

Operating Leases
Year Ending December 31, 2021	$650
Year Ending December 31, 2022	702
Year Ending December 31, 2023	667
Year Ending December 31, 2024	392
Year Ending December 31, 2025	304
Thereafter	169

Total	2,884
Less present value discount	(317)

Operating lease liabilities	$2,567

The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at lease inception, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.
9. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	As of December 31,
	2020	2019
Accrued payroll	$686	$85
Accrued professional fees	468	39
Accrued other	254	12
Accrued interest	—	42
Accrued legal	6,000	750

Total accrued expenses	$7,408	$928

10. Customer Deposits
Customer deposits consists of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Customer reservation deposits	$2,773	$467
Customer SUV option	754	479

Total customer deposits	$3,527	$946

11. Founders Demand Note
In connection with the Company formation in September 2016, HF Holdco LLC, an entity controlled by the Company’s Chief Executive Officer, and founder, and the Company’s Chief Financial Officer, and founder, advanced the Company $250,000 in the form of a demand note.

In May 2020, in satisfaction of the advances made by HF Holdco LLC, the Company issued a bridge note payable to HF Holdco LLC with the principal sum of $250,000 and convertible into Class A Common Stock upon completion of the Business Combination. The bridge note bears substantially the same terms as the bridge notes payable as described in Note 12.
As of December 31, 2019, the entire amount of the founder demand note was outstanding.
12. Bridge Notes Payable
From July 2019 to September 2020, the Company entered into note agreements with investors. As of December 31, 2020 and 2019, the aggregate principal amount of the bridge notes is approximately $0 and $4.1 million.
Certain holders of the bridge notes were issued option agreements providing the holder with a non-binding
right to receive a base model Fisker Ocean SUV within the first 12 months of production, subject to the terms and conditions. The proceeds received from these holders were allocated to the bridge notes and option agreements on a relative fair value basis, resulting in an initial discount to the bridge notes.
The automatic exchange feature is the predominant settlement feature and the change of control feature within the bridge notes are embedded contingent put options that, collectively, are required to be bifurcated from the debt host and measured at fair value with changes in fair value recognized in earnings (see Note 4). After bifurcation of the embedded derivative, the initial carrying value of the bridge notes are accreted to their stated principal value over the contractual term of the bridge notes, using the effective interest method. The Company recognized approximately $1.3 million of accretion of debt discount from the issuance dates of the bridge notes through December 31, 2020, classified as Interest expense in the Consolidated Statement of Operations.
The estimated fair value of the embedded derivative at issuance was $3.2 million and $1.2 million, respectively. The Company recognized $0.4 million of other expense due to the change in fair value of the embedded derivative. The embedded derivative was eliminated upon the conversion of the bridge notes payable at the close of the Business Combination.
In June 2020, the Company entered into an amendment to the note agreements with holders of the Company’s outstanding bridge notes to provide for amendments to the definition of the Next Equity Financing such that in the event of a Special Purpose Acquisition Corporation (“SPAC”) Transaction, as defined, prior to repayment or conversion in full of the note, immediately prior to such SPAC Transaction, the outstanding principal and any accrued but unpaid interest under the bridge notes shall automatically convert into shares of Class A Common Stock of the Company (or, at the election of the Company, directly into proceeds paid to the holders of Class A Common Stock in connection with such SPAC Transaction) at a price per share that is 75% of the price per share of Class A Common Stock paid in such SPAC Transaction.
Upon the Closing, the conversion feature upon a business combination was triggered for the bridge notes causing a conversion of the $10.0 million outstanding principal amount of these bridge notes at a specified price. The noteholders received 1,361,268 shares of Class A Common Stock of the Company as result of the conversion.

The following table summarizes the aggregate values recorded for the bridge notes as of December 31, 2020 and 2019 (in thousands):

	At Issuance	As of December 31, 2020
Principle	$9,991	$—
Embedded derivative	3,180	—
Unamortized discounts and fees	(3,971)	—

Net carrying amount	$9,200	$—

	At Issuance	As of December 31, 2019
Principle	$4,094	$4,099
Embedded derivative	1,245	1,325
Unamortized discounts and fees	(1,760)	(1,627)

Net carrying amount	$3,579	$3,797

13. Temporary Equity and Founders Convertible Preferred Stock
Prior to the Closing, Fisker had shares of $0.00001 par value Series A, Series B, and Founders Convertible preferred stock outstanding. The Series A and B preferred shares were convertible into shares of Class A Common Stock of Legacy Fisker based on a specified conversion price calculated by dividing the then-original issue price, as adjusted, for such share of preferred stock by the conversion price, as adjusted, in effect on the date the certificate is surrendered for conversion. Shares of Founders preferred stock, classified in equity, were convertible into Class B Common Stock determined by dividing $0.10, as adjusted, for such share of preferred stock by the conversion price, as adjusted, in effect on the date the certificate is surrendered for conversion. Upon the Closing, the outstanding shares of preferred stock were converted into common stock of the Company at 2.7162, the exchange ratio established in the Business Combination Agreement. The following summarizes the Company’s preferred stock conversion immediately after the Business Combination:

	October 29, 2020 (Closing Date)
	Preferred Shares	Conversion Ratio	Class A Shares
Series A (pre-combination)	6,252,530	2.7162	16,983,241
Series B (pre-combination)	1,386,370	2.7162	3,765,685

			Class B Shares
Founders Convertible	10,000,000	2.7162	27,162,191

Total common stock	17,638,900		47,911,117
14. Stockholders’ Equity (Deficit)
Common Stock
On October 29, 2020, the Company’s common stock and warrants began trading on the New York Stock Exchange under the symbol “FSR” and “FSR WS,” respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.00001 per share: (i) 750,000,000 shares of Class A Common Stock; (ii) 150,000,000 shares of Class B Common Stock; (iii) 15,000,000 shares of preferred stock. Immediately following the Business Combination, there were 144,750,524 shares of Class A Common Stock with a par value of $0.00001, 132,354,128 shares of Class B Common Stock, and 47,074,454 warrants outstanding.
As discussed in Note 3, Business Combination, the Company has adjusted the shares issued and outstanding prior to October 29, 2020 to give effect to the exchange ratio established in the Business Combination Agreement.
Class A Common Stock
Holders of Class A Common Stock are entitled to one vote per share on matters to be voted upon by stockholders. Holders of Class A Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of Class A Common Stock or other obligations convertible into shares of Class A Common Stock which the Company may issue in the future.
All of the outstanding shares of Class A Common Stock are fully paid and non-assessable.
Holders of Class A Common Stock are not liable for further calls or assessments.
Class B Common Stock
Holders of Class B Common Stock are entitled to ten votes per share on matters to be voted upon by stockholders.
Preferred Stock
As of December 31, 2020, the Company is authorized to issue 15,000,000 shares of Preferred Stock with a par value of $0.00001, of which no shares are issued and outstanding.
Common Stock Outstanding
In conjunction with the Business Combination, Spartan obtained commitments from certain PIPE Investors to purchase shares of Spartan Class A common stock, which were automatically converted into 50,000,000 shares of Spartan’s Class A common stock for a purchase price of $10.00 per share, which were automatically converted into shares of the Company’s common stock on a one-for-one
basis upon the closing of the Business Combination.
As of December 31, 2020, the Company had 144,912,362 shares of Class A common stock and 132,354,128 shares of Class B common stock outstanding. The following summarizes the Company’s common stock outstanding as of December 31, 2020:

	Shares	%
Class A shares issued for Legacy Fisker Class A common stock outstanding	20,959,789	14.5%
Bridge Notes	1,361,268	0.9%
Convertible Equity Security	5,882,352	4.1%
Post-combination warrant exercises	8,387	0.0%
Post-combination stock option exercises	153,451	0.1%
Spartan Public Stockholders and Founders	66,547,115	45.9%
PIPE Shares	50,000,000	34.5%

Total Class A common stock	144,912,362	100.0%
Shares issued for Legacy Fisker Class B common stock outstanding	132,354,128	100.0%

Total Class B common stock	132,354,128	100.0%

Public and Private Warrants
Upon the Closing, there were 27,760,000 outstanding public and private warrants to purchase shares of the Company’s common stock that were issued by Spartan prior to the Business Combination. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, 30 days after the Closing, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. The warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or any of its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.
The Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any
20-trading
days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the Warrant exercise. At December 31, 2020, outstanding public and private warrants, excluding Magna warrants, were 27,751,587.
Magna Warrants
On October 29, 2020, the Company granted Magna International, Inc. (“Magna”) up to 19,474,454 warrants, each with an exercise price of $0.01, to acquire underlying Class A common shares of Fisker Inc., which represents approximately 6% ownership in Fisker Inc. on a fully diluted basis as of the grant date. The right to exercise vested warrants expires on October 29, 2030. The warrants are accounted for as an award issued to non-employees
measured on October 29, 2020 and three interrelated performance conditions that are separately evaluated for achievement:

Milestone	Percentage of Warrants that Vest Upon Achievement	Number of Warrants that Vest Upon Achievement
(a) (i) Achievement of the “preliminary production specification” gateway as set forth in the Development Agreement; (ii) entering into the Platform Agreement; and (iii) entering into the Initial Manufacturing Agreement	33.3%	6,484,993
(b) (i) Achievement of the “target agreement” gateway as set forth in the Development Agreement and (ii) entering into the Detailed Manufacturing Agreement, which will contain terms and conditions agreed to in the Initial Manufacturing Agreement	33.3%	6,484,993
(c) Start of pre-serial production	33.4%	6,504,468

		19,474,454

The cost upon achievement of each milestone is recognized when it is probable that a milestone is met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At December 31, 2020, Magna satisfied the first milestone and the Company capitalized costs of $58.0 million as an intangible asset representing the future economic benefit to Fisker Inc. Because there are multiple milestones to achieve, the intangible asset is under development and will be complete when start of pre-serial
production begins. The Company will amortize the aggregate capitalized cost using the straight-line method. Throughout its useful life, including the period of time before completion, the Company will assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated and then if the carrying amount of the intangible asset is not recoverable, determine its fair value and record an impairment loss. At December 31, 2020, no indicator of impairment exists.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. None of the vested warrant are exercised at December 31, 2020.

	Fair value	Capitalized at December 31, 2020
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	—
Milestone (c)	58,215	—

	$174,297	$58,041

In connection with the Business Combination, on December 1, 2020, the Company filed a Registration Statement on
Form S-1.
This Registration Statement relates to the issuance of an aggregate of up to 27,760,000 shares of common stock issuable upon the exercise of its publicly-traded warrants and up to 19,474,454 shares of its common stock issuable upon exercise of its warrants issued to Magna in a private placement. As of December 31, 2020, 8,387 warrants had been exercised for shares of Company Class A common stock generating proceeds of $0.1 million which had not been received as of the balance sheet date.
15. Convertible equity security
On July 7, 2020, the Company issued an investor a convertible security (the “Security”) in the amount of $50.0 million. The Security is classified as a SAFE agreement (Simple Agreement for Future Equity). The Security is automatically convertible into shares of capital stock of the combined entity upon the closing of a transaction with a special purpose acquisition company at a conversion price equal to 85% of the price per share upon consummation of such transaction (a “SPAC Transaction”). In the event the SPAC Transaction contemplated at the time of entering into the transaction terminates or does not occur by December 31, 2020, the Security is automatically convertible into a newly created Series C Convertible preferred stock at price per share equal to $1.4 billion divided by the number of shares of capital stock of the Company (on an as-converted
basis) then issued and outstanding, assuming exercise and/or conversion of all outstanding options, warrants and other convertible securities. The Security had no interest rate or maturity date and the SAFE investor had no voting right prior to conversion.
The Security was recorded as a liability of $50.0 million at issuance and was settled in exchange for 5,882,352 shares of Class A Common Stock in New Fisker on October 29, 2020 as part of the Business Combination. The Company recognized $9.6 million of other expense due to the change in fair value of the Security.

16. Earnings (Loss) Per Share
Founders Convertible Preferred Stock are participating securities as the Founders Convertible Preferred Stock participates in undistributed earnings on an as-if-converted
basis. The Company computes earnings (loss) per share of Class A Common Stock and Class B Common Stock using the two-class
method required for participating securities. Basic and diluted earnings per share was the same for each period presented as the inclusion of all potential Class A Common Stock and Class B Common Stock outstanding would have been anti-dilutive. Basic and diluted earnings per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(54,641)	$(10,879)	$(3,431)
Deemed dividend attributable to preferred stock	—	—	(1,222)

Net loss attributable to common shareholders	$(54,641)	$(10,879)	$(4,653)

Denominator:
Weighted average Class A common shares outstanding	25,167,525	151,977	46,545
Weighted average Class B common shares outstanding	109,867,396	105,191,937	105,191,937

Weighted average Class A and Class B common shares outstanding- Basic	135,034,921	105,343,914	105,238,482

Dilutive effect of potential common shares	—	—	—

Weighted average Class A and Class B common shares outstanding- Diluted	135,034,921	105,343,914	105,238,482

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.40)	$(0.10)	$ (0.04)

Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.40)	$(0.10)	$(0.04)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019
Series A Convertible Preferred Stock	—	16,983,241
Series B Convertible Preferred Stock	—	3,765,685
Founders Convertible Preferred Stock	—	27,162,191
Bridge notes	—	880,334
Stock options and warrants	52,906,676	17,316,727

Total	52,906,676	66,108,178

17. Stock Based Compensation
Upon completion of the Business Combination, the 2016 Stock Plan is renamed the 2020 Equity Incentive Plan (the “Plan”). All outstanding awards under the 2016 Stock Plan are modified to adopt the terms under the 2020 Equity Incentive Plan. The modifications are administrative in nature and have no effect on the valuation inputs, vesting conditions or equity classification of any of the outstanding original awards immediately before and after the close of the Business Combination. The Plan is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). The Plan added 24,097,751 shares of Class A Common Stock on October 29, 2020 to increase the maximum aggregate number of shares that may be issued under the Plan to 47,698,163 shares (subject to adjustments upon changes in capitalization, merger or certain other transactions). Also, upon completion of the Business Combination, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which up to 3,213,034 Class A Common Stock may be issued. As of December 31, 2020, no shares have been issued under the ESPP.
Options under the Plan may be granted at prices as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The fair value of the shares is determined by the Board of Directors on the date of grants. Stock options generally have a contractual life of 10 years. Upon exercise, the Company issues new shares.
In 2016 and 2017, the Company’s founders were granted an aggregate of 15,882,711 options which are fully vested and are not related to performance. Options granted to other employees and consultants become vested and are exercisable over a range of up to six years from the date of grant.

The following table summarizes option activity under the Plan:

	Shares Available For Grant	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of January 1, 2019	6,009,669	17,861,966	0.08	8.2
Granted	(180,877)	180,877	1.12
Exercised	—	(117,773)	0.07
Forfeited	608,343	(608,343)	0.27

Balance as of December 31, 2019	6,437,135	17,316,727	0.09	7.2
Shares added to Plan	24,097,751	—	—
Granted	(2,765,167)	2,765,167	5.29
Exercised	—	(153,451)	0.55
Forfeited	1,204,348	(1,204,348)	2.66

Balance as of December 31, 2020	28,974,067	18,724,096	0.69	6.5

Additional information regarding stock options exercisable as of December 31, 2020 is summarized below:

	Options Exercisable at December 31, 2020
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
$0.06 - $17.44	16,562,577	$0.69	6.2
The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the fair value of the Company’s common stock price and the exercise price, multiplied by the number of in-the-money
options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2020 was $262 million. The intrinsic value of options exercisable was $241 million as of December 31, 2020. The total intrinsic value of options exercised was $541,592 and $152,392 for the years ended December 31, 2020 and 2019, respectively.
The weighted-average grant date fair value per share for the stock option grants during the years ended December 31, 2020 and 2019 was $14.65 and $0.80, respectively. As of December 31, 2020, the total unrecognized compensation related to unvested stock option awards granted was $8.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.4 years.
The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Expected term (in years)	6.3	6.3
Volatility	90% - 122%	83.7%
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.5%	2.0%
Common stock price	$5.29	$1.41
The Black-Scholes option pricing model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s common stock, volatility, risk-free interest rates, expected term, and dividend yield. As the Company’s shares have actively traded for a short period of time subsequent to the Business Combination, volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting
and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect during the expected term of the grant. The expected volatility is based on historical volatility of publicly-traded peer companies.
Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
General and administrative expense	$377	$30	$29
Research and development	334	55	31

Total	711	85	60

18. Retirement Plan
The Company has a 401(k) savings and profit-sharing plan (the 401(k) Plan), which is intended to be a tax-
qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the IRS.
19. Income Taxes
The Company has limited foreign operations and
pre-tax
loss from its foreign operations has no material impact on Income tax. Income tax expense attributable to loss from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2020
U.S. operations	$—	(8,011)	(8,011)
Valuation allowance	—	8,011	8,011

	$—	$—	$—

Year ended December 31, 2019
U.S. operations	$—	$(3,119)	$(3,119)
Valuation allowance	—	3,119	3,119

	$—	$—	$—

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company records income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records valuation allowances to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized. Its assessment considers the recognition of deferred tax assets on a jurisdictional basis. The Company has placed a full valuation allowance against U.S. federal and state deferred tax assets since the recovery of the assets is uncertain.
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$13,449	$5,540
Tax credits	994	672
Lease liability	579	40
Other	120	396

Total gross deferred income tax assets	15,141	6,648
Deferred tax liabilities:
ROU asset	(579)	(41)
Other	—	(56)

Total gross deferred income tax liabilities	(579)	(97)
Net deferred income tax assets	14,562	6,551
Valuation allowance	(14,562)	(6,551)

Deferred tax asset, net of allowance	$—	$—

ASC 740 requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits from operating loss carryforwards is currently not likely to be realized and, accordingly, has provided a valuation allowance against its deferred tax assets.
The changes in the valuation allowance related to current year operating activity was an increase in the amount of $8 million during the year ended December 31, 2020.

	Year Ended December 31,
	2020	2019
Beginning of the year	$6,551	$3,432
Increase—income tax benefit	8,011	3,119

End of the year	$14,562	$6,551

The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	(1.7)	6.7
Tax credits	0.2	1.7
Valuation allowance	(14.6)	(28.7)
Fair value of derivatives	(3.9)	—
Other	(1.0)	(0.7)

Income taxes provision (benefit)	—%	—%

Net Operating Losses
Federal and state laws impose substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Depending on the significance of past and future ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced.
As of December 31, 2020, the Company has approximately $59 million and $17 million of federal and state NOLs respectively. Federal NOLs generated prior to 2017 begin expiring in the calendar year 2036. Under the new Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. California has not conformed to the indefinite carryforward period for NOLs. The NOLs begin expiring in the calendar year 2036 for state purposes.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research and development (“R&D”) expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The R&D tax credit carryforward as of December 31, 2020 is $683,000 and $663,000 for Federal and State, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2036 for federal purposes. The Company has adjusted the deferred tax assets related to Federal R&D credit carryover to account for any expiring tax credits.
Uncertain Tax Positions
The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As the Company expands, it will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the income tax expense in the period in which such determination is made and could have a material impact on its financial condition and operating results. The income tax expense includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties.
As of December 31, 2020, the Company has total uncertain tax positions of $229,000 which is related to R&D tax credits, which is recorded as a reduction of the deferred tax asset. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning of the year	$100	$—
Increase—current year positions	129	100

End of the year	$229	$100

It is not expected that there will be a significant change in uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income tax and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2020. The Company’s federal and state tax years for 2016 and forward are subject to examination by taxing authorities.
20. Related Party Transactions
In July 2019 and in June 2020, the Company entered into bridge note payables with Roderick K. Randall, a member of the Company’s Board of Directors, for the principal sum of $100,000 and $220,000, respectively. The bridge notes were converted in Class A Common Stock upon completion of the Business Combination. As of December 31, 2019, the principal balance of $100,000 was outstanding and the accrued interest balance of the notes is $2,068.
As described in Note 11, in connection with the Company formation in September 2016, HF Holdco LLC, an entity controlled by Mr. Fisker and Ms. Gupta advanced the Company $250,000 in the form of a demand note. As of December 31, 2019, the note was outstanding, and the accrued interest balance of this note is $2,057.
21.
Non-Cash
Transactions
The Company adopted Accounting Standards Update (“ASU”)
No. 2016-02,
“Leases” on January 1, 2019. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded operating lease right-of-use
assets of $2.5 million and operating lease liabilities of $2.6 million on its consolidated balance sheet as of December 31, 2020.
As part of the Business Combination that closed on October 29, 2020, the Company settled the $10.0 million in outstanding principle for its convertible notes in exchange for 1,361,268 shares of Class A common stock in lieu of cash.
As discussed in Note 14, the Company issued warrants to Magna as part of its collaboration agreements with Magna. As of December 31, 2020, 8,387 warrants had been exercised one a one-to-one
basis for shares of Company Class A common stock generating proceeds of $0.1 million which had not been received as of the balance sheet date.
22. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

23. Subsequent Events
The Company has completed an evaluation of all subsequent events through the filing of this Annual Report on Form 10-K to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.
On February 5, 2021, the Company entered into a First Amendment to Lease Agreement (the “Amendment”) with Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common (together, “Continental”). Continental is the lessor of the Company’s corporate headquarters in Manhattan Beach, California (Inception). The Amendment provides for, among other things, (a) an increase in the rentable square feet from approximately 72,000 square feet to approximately 78,500 square feet, (b) a modification to the term of the lease to be 69 months from February 1, 2021, with no option to extend, and (c) an adjustment to the base rental amounts payable by the Company to Continental during the term of the lease. The Company expects to complete its construction of improvements to the property that are owned by Continental in the first quarter of 2021 at which time the lease will commence and the Company will record its lease liability and right-of-use
asset.
On February 24, 2021, Fisker entered into a Memorandum of Understanding with Hon Hai Technology Group (“Foxconn”) to jointly develop a breakthrough vehicle pioneering a new market segment to be sold globally under the Fisker brand commencing in Q4 2023. The companies expect to complete definitive agreements related to this effort in Q2 2021.
On March 19, 2021, the Company announced that it will redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A Common Stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company (f/k/a Spartan Energy Acquisition Corp.) and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remain outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). In addition, in accordance with the Warrant Agreement, the Company’s board of directors has elected to require that, upon delivery of the notice of redemption, all Public Warrants are to be exercised only on a “cashless basis.” Accordingly, holders may no longer exercise Public Warrants and receive Common Stock in exchange for payment in cash of the
$11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant will be deemed to pay the $11.50 per warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders will receive 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. Any Public Warrants (including Public Warrants that are included in outstanding units) that remain unexercised at 5:00 p.m. New York City time on the Redemption Date will be delisted, void and no longer exercisable, and the holders will have no rights with respect to those Public Warrants, except to receive the Redemption Price (or as otherwise described in the redemption notice for holders who hold their Public Warrants in “street name”) of $0.01 per outstanding warrant. In addition, the 9,360,000 warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by Spartan Energy Acquisition Corp. on a cashless basis for 4,907,329 shares of Common Stock during the first quarter of 2021 and are no longer outstanding and not subject to this redemption. Since January 1, 2021, the Company has received cash proceeds of $89 million upon the exercise of 7,741,787 Public Warrants. As of March 19, 2021, there were 10,658,187 unexercised warrants.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, communicated to our management to allow timely decisions regarding required disclosure, summarized and reported within the time periods specified in the SEC’s rules and forms.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2020.
As of December 31, 2020, we have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.
Limitations on the Effectiveness of Controls
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on October 29, 2020 pursuant to which we acquired Legacy Fisker and its subsidiaries. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2020.
Changes in Internal Control over Financial Reporting
As of December 31, 2019, we identified material weaknesses in internal control over financial reporting, which relate to: (a) our risk assessment process, including as it relates to fraud risks; (b) general segregation of duties, including the review and approval of journal entries; and (c) precision level to ensure accruals were recorded in the correct period. During 2020, we hired a Chief Accounting Officer with a level of accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. Also, we completed a risk assessment for the 2020 financial statements and designed and implemented controls to review our accruals and ensure segregation of duties exist, including the review and approval of journal entries. These changes in our internal control over financial reporting occurred during the quarter ended December 31, 2020 and have remediated the prior year material weaknesses. As of December 31, 2020, no material weakness exists and, except for the changes described, there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Date of 2021 Annual Meeting
The Company currently plans to hold its 2021 Annual Meeting of Stockholders on June 8, 2021. Pursuant to the provisions of the Amended and Restated Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule
14a-8)
or make a nomination before the annual meeting, the stockholder must deliver notice to the Secretary of the Company at the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day before the annual meeting and not later than the later of (x) the close of business on the 90th day before the annual meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company. Because the Company did not hold an annual meeting last year, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the 2021 Annual Meeting of Stockholders is April 10, 2021, which is 10 days after the filing of this Annual Report on Form
10-K.
Pursuant to Rule
14a-8,
for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2021 Annual Meeting of Stockholders, the stockholder must comply with the requirements set forth in Rule
14a-8
including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and send its proxy materials for the meeting. For the purposes of the 2021 Annual Meeting of Stockholders, the Company has determined that April 10, 2021 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the 2021 Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under the Amended and Restated Bylaws or submitting a proposal pursuant to
Rule 14a-8.
Executive Officers
On March 18, 2021, the Board of Directors approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.
On March 22, 2021, the Board of Directors appointed the Company’s Chief Financial Officer, Dr. Geeta Gupta, as Chief Operating Officer of the Company, effective immediately. Dr. Gupta, age 46, has served as Chief Financial Officer of the Company since October 2020 and prior to this, served as Chief Financial Officer of Legacy Fisker from September 2016 to October 2020. In this role, Dr. Gupta will serve as the Company’s principal operating officer as well as the Company’s principal financial officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements in Part II Item 8 of this Annual Report on Form
10-K.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits
The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation
S-K).
The following list is a list of exhibits filed as part of this Annual Report on Form 10-K

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

2.1*	Business Combination Agreement and Plan of Reorganization, dated as of July 10, 2020, by and among Spartan Energy Acquisition Corp., Spartan Merger Sub and Fisker Inc.	8-K	001-38625	10.3	7/13/2020

3.1	Second Amended and Restated Certificate of Incorporation of Fisker Inc.	8-K	001-38625	3.1	11/4/2020

3.2	Amended and Restated By-Laws of Fisker Inc.	8-K	001-38625	3.2	11/4/2020

4.1	Specimen Class A Common Stock Certificate.	S-1/A	333-226274	4.2	7/27/2018

4.2	Warrant Agreement, dated August 9, 2018, between Continental Stock Transfer & Trust Company and Spartan Energy Acquisition Corp.	S-1/A	333-226274	4.1	7/27/2018

4.3	Warrants to Purchase Shares of Class A Common Stock issued to Magna International Inc. dated October 29, 2020.	8-K	001-38625	4.4	11/4/2020

4.4	Specimen Warrant Certificate.	S-1/A	333-226274	4.3	7/27/2018

4.5	Description of Securities.					X

10.1	Sponsor Agreement, dated July 10, 2020 by and between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC.	8-K	001-38625	10.1	7/13/2020

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

10.2	Amended and Restated Registration Rights Agreement, dated as of October 29, 2020, by and among Fisker Inc., Spartan Energy Acquisition Sponsor LLC and certain other parties.	8-K	001-38625	10.2	11/4/2020

10.3	Form of Lock-Up Agreement.	8-K	001-38625	10.3	11/4/2020

10.4	Form of Subscription Agreement.	8-K	001-38625	10.2	7/13/2020

10.5	Form of Indemnification Agreement between Fisker Inc. and each of its officers and directors.	8-K	001-38625	10.5	11/4/2020

10.6*	Cooperation Agreement by and among Fisker Inc., Magna International Inc., and Spartan Energy Acquisition Corp. dated as of October 14, 2020.	8-K	001-38625	10.1	10/15/2020

10.7*	Sublease Agreement by and between Cosmo Co., USA, and Fisker Inc., dated as of September 21, 2020.	8-K	001-38625	10.7	11/4/2020

10.8	Lease Agreement by and between Continental 830 Nash LLC and Fisker Group Inc., dated as of October 2, 2020.	8-K	001-38625	10.8	11/4/2020

10.9†	Fisker Inc. Outside Director Compensation Policy.	8-K	001-38625	10.9	11/4/2020

10.10†	Fisker Inc. Executive Incentive Bonus Plan.	8-K	001-38625	10.10	11/4/2020

10.11†	Fisker Inc. Form of Executive Severance Agreement.	8-K	001-38625	10.11	11/4/2020

10.12†	Fisker Inc. 2020 Equity Incentive Plan and related forms of award agreements.	8-K	001-38625	10.12	11/4/2020

10.13†	Fisker Inc. 2020 Employee Stock Purchase Plan.	8-K	001-38625	10.13	11/4/2020

10.14†	Fisker Inc. 2016 Equity Incentive Plan, as amended, and related form of option agreement.	8-K	001-38625	10.14	11/4/2020

10.15	Letter Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp. and its officers and directors and Sponsor.	8-K	001-38625	10.1	8/14/2018

10.16	First Amendment to Lease by and between Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common, and Fisker Group Inc. dated as of February 5, 2021	8-K	001-38625	10.1	2/9/2021

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

16.1	Letter to the Securities and Exchange Commission from WithumSmith+Brown, PC, dated November 4, 2020.	8-K	001-38625	16.1	11/4/2020

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Fisker Inc.					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act.					X

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*
The schedules to this Exhibit have been omitted in accordance with Regulation
S-K
Item 601(b)(2). Fisker Inc. agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

**	Furnished and not filed.
†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISKER INC.

Date: March 30, 2021	/s/ Henrik Fisker
Name: Henrik Fisker
Title: Chairman of the Board, President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Henrik Fisker, Dr. Geeta Gupta and John Finnucan, and each of them, as his or her true and lawful attorneys-in-fact
and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in one or more counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henrik Fisker Henrik Fisker	Chairman of the Board, President and Chief Executive Officer ( Principal Executive Officer )	March 30, 2021

/s/ Geeta Gupta Geeta Gupta	Chief Financial Officer, Chief Operating Officer and Director ( Principal Financial Officer )	March 30, 2021

/s/ John Finnucan John Finnucan	Chief Accounting Officer ( Principal Accounting Officer )	March 30, 2021

/s/ Wendy J. Greuel Wendy J. Greuel	Director	March 30, 2021

/s/ Mark E. Hickson Mark E. Hickson	Director	March 30, 2021

/s/ William R. McDermott William R. McDermott	Director	March 30, 2021

/s/ Roderick K. Randall Roderick K. Randall	Director	March 30, 2021

Signature	Title	Date

/s/ Nadine I. Watt Nadine I. Watt	Director	March 30, 2021

/s/ Mitchell S. Zuklie Mitchell S. Zuklie	Director	March 30, 2021