Form 10-K/A
period 2020-12-31
Fisker Inc./DE
filed 2021-05-17
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

Amendment No. 1
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
of the Act).    YES  ☐    NO
☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was approximately $
471.3
 million as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
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

FISKER INC.
ANNUAL REPORT ON FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Explanatory Note
This Amendment No. 1 on Form
10-K/A
(the “Amended Annual Report”) amends the Annual Report on Form
10-K
of Fisker Inc. (the “Company” or “Fisker”) for the year ended December 31, 2020 (the “Original Form
10-K”),
filed on March 30, 2021, with the Securities and Exchange Commission (the “SEC”). This Amended Annual Report restates the Company’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020 (the “Restatement”). A summary of the accounting matters associated with the Restatement are as follows:
Background
The Company has historically accounted for its 18,400,000 public warrants (the “Public Warrants”) and 9,360,000 private warrants (the “Private Warrants,” and, together with the Public Warrants, the “Warrants”), issued by Spartan Energy Acquisition Corp. in conjunction with its initial public offering on August 9, 2018, as a component of stockholders’ equity (deficit). The accounting treatment was based on the Company’s interpretation and application of Accounting Standards Codification (“ASC”) 480,
Distinguishing Liabilities from Equity
,
and ASC
815-40,
 Derivatives and Hedging—Contracts in Entity’s Own Equity
. The Company evaluated the provisions within the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company (f/k/a Spartan Energy Acquisition Corp.) and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), that arise if future events fundamentally change the ownership or capitalization of the Company, such as a change in control of the entity, or its nationalization. The Company’s evaluation of potential tender offer scenarios and valuation models associated with the repricing of the Warrants concluded that the underlying economic outcomes would be the same across all classes of common stockholders and Warrant holders in the event of a fundamental change such as a tender offer or when determining the fair value of Warrants using variables consistent with the concepts of fixed-for-fixed
inputs for an equity option. In the Original Form
10-K,
the Company concluded the Warrants satisfied the guidance within ASC
815-40
to permit equity classification, an accounting conclusion consistent with prior years as disclosed in the Company’s audited financial statements included in its registration statement on Form
S-1,
as amended, effective on December 1, 2020. Given the complexity of the analysis, the Company disclosed in the Original Form
10-K,
under Item 1A, Risk Factors, the risk that the Company could potentially need to reclassify the Warrants given the potential for an alternative view that the Warrants should be accounted for as a liability and subsequently remeasured through earnings and the corresponding material effect it could have on the Company’s reported financial information.
On March 19, 2021, the Company announced that it would redeem all of its outstanding Public Warrants to purchase shares of the Company’s Class A common stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remain outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). In addition, in accordance with the Warrant Agreement, the Company’s board of directors elected to require that, upon delivery of the notice of redemption, all Public Warrants would be exercised only on a “cashless basis.” Accordingly, a holder exercising a Public Warrant was deemed to pay the $11.50 per Public Warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder was entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising Public Warrant holders received 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. All 9,360,000 of the Private Warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by the Company’s former sponsor on a cashless basis for 4,907,329 shares of Common Stock during the first quarter of 2021. The Company paid cash of $2,259 to redeem 225,906 unexercised Public Warrants at the close of the Redemption Date. As of the filing date of this Amended Annual Report, all Private Warrants have been exercised on a cashless basis and all Public Warrants have been either exercised for cash, on a cashless basis, or redeemed for $0.01 per outstanding unexercised Public Warrant. After the business combination between Spartan Energy Acquisition

Corp. and Fisker Holdings Inc. (f/k/a Fisker Inc.) (“Legacy Fisker”), the Public and Private Warrants were outstanding for a short time from October 29, 2020 until April 22, 2021. The Warrants, upon exercise or redemption, increased the Company’s additional paid-in-capital,
a component of stockholders’ equity (deficit).
On April 12, 2021, the Staff of the SEC issued a public statement (the “Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”),” informing market participants that warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. After considering the Statement, the Company re-evaluated
its historical accounting for the Warrants and determined that the Company’s Class B common stock gives its holders, the founders of the Company, greater than 80% voting power relative to all Class A common stockholders, and therefore control over decisions that could fundamentally change the ownership or capitalization of the Company. This could create a scenario whereby a tender offer results in cash settlement of the Warrants when there is not an event that is akin to a change in control of the Company. Even though such a scenario is viewed by the Company as remote, ASC
815-40
does not permit probability or likelihood of such an outcome to be determinative.    Therefore, the Company has concluded its Warrants require classification as derivative liabilities to be measured at their fair values and subsequently remeasured through earnings.
The restatement exclusively relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with ASC
815-40,
 Derivatives and Hedging—Contracts in Entity’s Own Equity
.
Impact of the Restatement
As a result of this restatement, the Warrants are now reflected as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations.
The impact of these adjustments was an increase to net loss of $75 million for the year ended December 31, 2020, an increase to total liabilities of $138 million and a corresponding decrease to total equity of $63 million as of December 31, 2020.
The restatement of the financial statements had no impact on the Company’s liquidity or cash, or cash equivalents, or cash used or provided by operating, investing and financing activities.
See Note 2 to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amended Annual Report for additional information on the restatement and the related financial statement effects.
Internal Control Considerations
In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective. In addition, the Company’s management determined that there was a material weakness in its internal control over financial reporting as of December 31, 2020.
Items Amended in this Amended Annual Report
For reasons discussed above, the Company is filing this Amendment in order to amend the following items in our Original Form
10-K
to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment.

Part I, Item 1A. Risk Factors.
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II, Item 8. Financial Statements and Supplementary Data.
Part II, Item 9A. Controls and Procedures.
Part IV, Item 15. Exhibits and Financial Statement Schedules
For the convenience of the reader, this Amended Annual Report sets forth the Original Form
10-K
in its entirety, as amended to reflect the restatement. Except as discussed above and as further described in Note 2 to the consolidated financial statements, the Company has not modified, or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Form
10-K
or modify or update those disclosures affected by subsequent events. Information not affected by the Restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form
10-K.
The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form
10-Q
for any of the quarters for the year ended December 31, 2020. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Amended Annual Report or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K/A
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
Our recent reclassification of our warrants from stockholders’ equity to a liability has resulted in a material weakness in our internal control over financial reporting and ineffectiveness of our disclosure controls and procedures which could cause investors to lose confidence in our reported financial information.
For purposes of preparing the Company’s financial statements, we previously accounted for our Public Warrants and Private Warrants as a component of stockholders’ equity (deficit). On April 12, 2021, the Staff of the Securities and Exchange Commission issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”),” informing market participants that warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. After considering the SEC staff’s guidance, the Company re-evaluated
its historical accounting for the Warrants and concluded its Public and Private Warrants require classification as a derivative liability to be measured at its fair values and subsequently remeasured through earnings. On May 6, 2021, the Audit Committee of our Board of Directors concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Original Form
10-K
should be restated to reflect the impact of this guidance by the SEC and accordingly, should no longer be relied upon. In connection with the restatement,

the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective. This restatement of our financials has also resulted in a material weakness in our internal control over financial reporting and could cause investors to lose confidence in our reported financial information.
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
The following discussion has been restated to give effect to the Restatement described in the “Explanatory Note” at the beginning of this Amended Annual Report and disclosed in Note 2 within the Notes to the Consolidated Financial Statements of this Amended Annual Report.
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
Results of Operations
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Operating costs and expenses:
General and administrative	$22,272	$3,626	$18,646	514.2%
Research and development	21,052	6,962	14,090	202.4%

Total operating costs and expenses	43,324	10,588	32,736	309.2%

Loss from operations	(43,324)	(10,588)	(32,736)	309.2%
Other income (expense):
Other income	(52)	1	(53)	n.m.
Interest income	79	9	70	n.m.
Interest expense	(1,610)	(178)	(1,432)	n.m.
Change in fair value of warrants liability	(75,363)	—	(75,363)	n.m.
Change in fair value of derivatives and convertible security	(10,054)	(80)	(9,974)	n.m.
Foreign currency gain (loss)	320	(42)	362	n.m.

Total other income (expense)	(86,680)	(291)	(86,389)	n.m.

Net Loss	$(130,004)	(10,879)	(119,125)	n.m.

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
Change in fair value of warrants liability
The fair value of the warrants liability increased by $75.4 million from its initial fair value at the close of the Business Combination during the year ended December 31, 2020.
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
Net Loss
Net loss was $130 million during the year ended December 31, 2020, an increase of $119.1 million from $10.9 million during the year ended December 31, 2019, for the reasons discussed above.
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
Restatement of the 2020 Financial Statements
As discussed in Note 2 to the financial statements, the accompanying 2020 financial statements have been restated to correct a misstatement.
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
/s/  Deloitte & Touche LLP
Los Angeles, California
March 30, 2021 (May 17, 2021 as to the effects of the restatement discussed in Note 2)
We began serving as the Company’s auditor in 2020. In 2021 we became the predecessor auditor.

Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Consolidated Balance Sheets
(
In thousands, except share data
)

	As of December 31,
	2020	2019
	As restated
ASSETS
Current assets:
Cash and cash equivalents	$991,158	$1,858
Notes receivable	795	—
Prepaid expenses and other current assets	9,077	18

Total current assets	1,001,030	1,876

Non-current assets:
Property and equipment, net	945	65
Intangible asset	58,041	—
Right-of-use asset, net	2,548	135
Other non-current assets	1,329	—

Total non-current assets	62,863	200

TOTAL ASSETS	$1,063,893	$2,076

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,159	$2,134
Accrued expenses	7,408	928
Founders demand note payable	—	250
Lease liabilities	655	144

Total current liabilities	13,222	3,456

Non-current liabilities:
Customer deposits	3,527	946
Bridge notes payable	—	3,797
Lease Liabilities	1,912	—
Warrants liability	138,102	—

Total non-current liabilities	143,541	4,743

Total Liabilities	156,763	8,199

COMMITMENTS AND CONTINGENCIES (Note 22)
Temporary equity:
Series A Convertible Preferred stock, $0.00001 par value; 0 and 16,983,241 shares issued and outstanding as of December 31, 2020 and 2019 (liquidation value of $4,677 as of December 31, 2019)	—	4,634
Series B Convertible Preferred stock, $0.00001 par value; 0 and 3,765,685 shares issued and outstanding as of December 31, 2020 and 2019 (liquidation value of $6,519 as of December 31, 2019)	—	6,386
Stockholders’ equity (deficit):
Founders Convertible Preferred stock, $0.00001 par value; 0 and 27,162,191 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 144,912,362 and 210,863 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	—
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 and 105,191,937 shares issued and outstanding as of December 31, 2020 and 2019	1	1
Additional paid-in capital	1,055,128	756
Accumulated deficit	(147,904)	(17,900)
Receivable for warrant exercises	(96)	—

Total stockholders’ equity (deficit)	907,130	(17,143)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,063,893	$2,076

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Operations
(
In thousands, except share and per share data
)

	Year Ended December 31,
	2020	2019	2018
	As restated
Operating costs and expenses:
General and administrative	$22,272	$3,626	1,476
Research and development	21,052	6,962	1,939

Total operating costs and expenses	43,324	10,588	3,415

Loss from operations	(43,324)	(10,588)	(3,415)
Other income (expense):
Other income (expense)	(52)	1	(21)
Interest income	79	9	7
Interest expense	(1,610)	(179)	(1)
Change in fair value of warrant s liability	(75,363)	—	—
Change in fair value of derivatives and convertible security	(10,054)	(80)	—
Foreign currency gain (loss)	320	(42)	(1)

Total other income (expense)	(86,680)	(291)	(16)

Net loss	$(130,004)	$(10,879)	$(3,431)

Deemed dividend attributable to preferred stock	—	—	$(1,222)
Net loss attributable to common shareholders	$(130,004)	$(10,879)	$(4,653)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.96)	$(0.10)	$(0.04)

Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	135,034,921	105,343,914	105,238,482

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit)
(
In thousands, except share data
)

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018 (as previously reported)	4,614,850	$3,412	—	$—	10,000,000	$—	—	$—	38,727,340	$—	$598	$—	$(3,590)	$(2,992)
Conversion of stock	7,920,093	—	—	—	17,162,191	—	—	—	66,464,597	1	(1)	—	—	—

Balance at January 1, 2018, effect of reverse recapitalization (refer to Note 3)	12,534,943	$3,412	—	$—	27,162,191	$—	—	$—	105,191,937	$1	$597	$—	$(3,590)	$(2,992)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	60	—	—	60
Exercise of stock options	—	—	—	—	—	—	93,090	—	—	—	5	—	—	5
Issuance of Series A Convertible Preferred stock, net of issuance costs	4,448,298	1,222	—	—	—	—	—	—	—	—	—	—	—	—
Allocation of Series A Convertible Preferred stock to beneficial conversion feature	—	(1,222)	—	—	—	—	—	—	—	—	1,222	—	—	1,222
Deemed dividend on Series A Convertible Preferred stock	—	1,222	—	—	—	—	—	—	—	—	(1,222)	—	—	(1,222)
Issuance of Series B Convertible Preferred stock, net of issuance costs	—	—	3,765,685	6,386	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,431)	(3,431)

Balance at December 31, 2018	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	93,090	$—	105,191,937	$1	$662	$—	$(7,021)	$(6,358)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	86	—	—	86
Exercise of stock options	—	—	—	—	—	—	117,773	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,879)	(10,879)

Balance at December 31, 2019	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	210,863	$—	105,191,937	$1	$756	$—	$(17,900)	$(17,143)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	711	—	—	711
Exercise of stock options	—	—	—	—	—	—	153,451	—	—	—	87	—	—	87
Merger recapitalization	(16,983,241)	(4,634)	(3,765,685)	(6,386)	(27,162,191)	—	20,748,926	—	27,162,191	—	11,020	—	—	11,020
Merger recapitalization attributed to warrants liability, as restated	—	—	—	—	—	—	—	—	—	—	(62,739)	—	—	(62,739)
Spartan Shares Recapitalized, Net of Redemptions and Equity Issuance Costs of $72,463	—	—	—	—	—	—	116,547,115	1	—	—	976,022	—	—	976,023
Conversion of Bridge Notes to Class A	—	—	—	—	—	—	1,361,268	—	—	—	11,487	—	—	11,487
Conversion of Convertible Security	—	—	—	—	—	—	5,882,352	—	—	—	59,647	—	—	59,647
Exercise of warrants	—	—	—	—	—	—	8,387	—	—	—	96	(96)	—	—
Vesting of Magna Warrants	—	—	—	—	—	—	—	—	—	—	58,041	—	—	58,041
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(130,004)	(130,004)

Balance at December 31, 2020, as restated	—	$—	—	$—	—	$—	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$(147,904)	$907,130

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(
In thousands, except share data
)

	Year Ended December 31,
	2020	2019	2018
	As restated
Cash Flows from Operating Activities:
Net loss	$(130,004)	$(10,879)	$(3,431)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	711	86	60
Depreciation and amortization	77	25	17
Deferred rent	—	—	14
Amortization of right-of-use asset	228	130	—
Amortization of debt discount	1,610	137	—
Change in fair value of warrant s liability	75,363	—	—
Change in fair value of embedded derivative	406	80	—
Change in fair value of convertible equity security	9,647	—	—
Loss on disposal of fixed assets	28	—	—
Reclassification of expensed payments made to arrangers of convertible security	3,500	—	—
Unrealized loss on foreign currency transactions	34	12	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,823)	11	(5)
Accounts payable and accrued expenses	9,213	2,685	(228)
Customer deposits	2,581	588	156
Change in operating lease liability	2,423	(135)	—

Net cash used in operating activities	(38,006)	(7,260)	(3,417)

Cash Flows from Investing Activities:
Purchase of property and equipment	(676)	(14)	(48)

Net cash used in investing activities	(676)	(14)	(48)

Cash Flows from Financing Activities:
Proceeds from the issuance of bridge notes	5,372	3,578	—
Proceeds from the issuance of Series A Convertible Preferred shares, net of issuance costs	—	—	1,222
Proceeds from the issuance of Series B Convertible Preferred shares, net of issuance costs	—	—	6,386
Proceeds from issuance of convertible equity security, net of issuance costs	46,500	—	—
Proceeds from recapitalization of Spartan shares, net of redemptions and issuance costs	976,023	—	—
Proceeds from the exercise of stock options	87	8	6

Net cash provided by financing activities	1,027,982	3,586	7,614

Net increase (decrease) in cash and cash equivalents	989,300	(3,688)	4,149
Cash and cash equivalents, beginning of the period	1,858	5,546	1,397

Cash and cash equivalents, end of the period	$991,158	$1,858	5,546

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

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
York Stock Exchange under the symbols “FSR” and “FSR WS”, respectively
.
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
Restatement of Consolidated Financial Statements as of and for the year ended December 31, 2020
The C
o
mpany has historically accounted for its 18,400,000 public warrants (the “Public Warrants”) and 9,360,000 private warrants (the “Private Warrants,” and, together with the Public Warrants, the “Warrants”), issued by Spartan Energy Acquisition Corp. in conjunction with its initial public offering on August 9, 2018, as a component of stockholders’ equity (deficit).
As part of the Business Combination, the Company originally completed a comprehensive evaluation and concluded that the Warrants that were initially issued by Spartan could be classified within equity. Subsequent to filing our Original Report on March 30, 2021, the Staff of the Securities and Exchange Commission issued a public statement (the “Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021 stating that warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. Based on the review of the Company’s historical accounting pursuant to ASC 815, Derivatives and Hedging (Topic 815) (“ASC 815”), and after considering the Statement, the Company concluded its Warrants require classification as derivative liabilities to be measured at their fair values as of the closing of the Business Combination, with subsequent changes in fair value remeasured through earnings. The accounting for the Warrants does not impact the Company’s financial statements in any reporting periods prior to

7
6

the Business Combination, as the Company assumed the Warrants through the Business Combination which was accounted for as a reverse recapitalization.
The fair value of the Warrants as of the closing date of the Business Combination on October 29, 2020 and December 31, 2020 amounted to $62.7 million and $138.1 million, respectively. The change in fair value from October 29, 2020 through December 31, 2020 amounted to an increase of $75.4 million. The Company concluded the effect of this error on the previously reported consolidated financial statements as of and for the year ended December 31, 2020 is material and, as such, the accompanying consolidated financial statements, and accompanying notes hereto have been restated from the amounts previously reported to give effect to the correction of this error (the “Restatement”).
The following tables reflect the impact of the Restatement of the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020 (in thousands, except per share amounts):

The following tables reflect t
h
e impact of the Restatement of the Company’s previously reported consolidated financial statements as of and for the year ended
December 31, 2020
(in thousands, except per share amounts):

	As of December 31, 2020
	As Previously Reported	Warrants adjustments	As Restated
Consolidated Balance Sheet
Non-current liabilities
Warrants liability	—	138,102	138,102
Total Non-current liabilities	5,439	138,102	143,541

Total liabilities	18,661	138,102	156,763
Stockholders’ equity
Additional paid in capital	1,117,867	(62,739)	1,055,128
Accumulated deficit	(72,541)	(75,363)	(147,904)
Total stockholders’ equity	1,045,232	(138,102)	907,130

	For the year ended December 31, 2020
	As Previously Reported	Warrants adjustments	As Restated
Consolidated Statement of Operations
Other income (expense)
Change in fair value of warrant liability	$—	$(75,363)	$(75,363)
Total other income (expense)	(11,317)	(75,363)	(86,680)
Net loss	(54,641)	(75,363)	(130,004)
Net loss attributable to common shareholders	$(54,641)	$(75,363)	$(130,004)

Net loss per share attributable to Class A and Class B Common shareholders—Basic and Diluted	$(0.40)	$(0.56)	$(0.96)

	For the year ended December 31, 2020
	As Previously Reported	Warrants adjustments	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(54,641)	$(75,363)	$(130,004)
Adjustment to reconcile net loss to net cash used in operating activities
Change in fair value of warrants liabilit y	—	75,363	75,363

Other than changes made to reflect the impact of the recognition of the fair value of the warrants liability at the Merger Date to additional paid-in
capital and the subsequent remeasurement of the fair value of the warrant liability at period end to accumulated deficit, there have been no changes to the Consolidated Statement of Temporary
Equity
and Stockholders’ (Deficit) Equity.
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
Going Concern, Liquidity and Capital Resources
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through March 2022. Since inception, the Company has incurred significant losses of approximately $147.9 million. As of December 31, 2020, the Company had approximately $991 million in cash and cash equivalents. The Company expects to continue to incur significant operating losses for the foreseeable future. Proceeds from the Business Combination provide the Company the liquidity and capital resources to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance.
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
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement
.
Property and Equipment
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

Advertising Expense
All advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising expense was $0.8 million, $0.1 million, and $0.1 million, respectively
.
Income Taxes
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

4. Fair value measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$987,728	$—	$—	$987,728

Total fair value	$987,728	$—	$—	$987,728

Liabilities included in:
Derivative liabilities – public and private warrants	$90,487	$—	$47,615	$138,102

Total fair value	$90,487	$—	$47,615	$138,102

	Fair Value Measured as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$1,731	$—	$—	$1,731

Total fair value	$1,731	$—	$—	$1,731

Liabilities included in:
Embedded derivative in bridge notes	$—	$—	$1,325	$1,325

Total fair value	$—	$—	$1,325	$1,325

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
As of December 31, 2020, the Company’s derivative liabilities for its private and public warrants are measured at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the private warrants use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses an option pricing simulation to estimate the fair value of its private warrants, all of which are exercised through the filing of this Amended Annual Report. The public warrants fair value is determined using its publicly traded prices (Level 1) as of October 29, 2020 and December 31, 2020. Changes in the fair value related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations as a non-operating expense.
The significant assumptions in the option pricing simulation of a Black Scholes valuation model which the Company used to determine the fair value of the private warrants are:

	December 31, 2020	October 29, 2020
Stock price	$14.65	$8.96
Exercise price	$11.50	$11.50
Expected warrant term	4.8	5.0
Volatility	32.00%	40.75%
Risk-free interest rate	0.36%	0.38%
Dividend yield	0.00%	0.00%
Monte Carlo simulation number of iterations	100,000	100,000
Negotiated discount (1)	7.00%	7.00%

(1)	"Negotiated discount" is an estimated marketability discount assuming a market participant would negotiate a discount by referring to the quoted price for a public warrant .

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020 (in thousands):

	Private warrants derivative liability	Convertible Equity Security	Embedded derivative in bridge notes	Total

Balance, December 31, 2019	$—	$—	$1,325	$1,325
Merger recapitalization	21,715	—	—	21,715
Issuance of bridge notes	—	—	1,934	1,934
Issuance of convertible equity security	—	50,000	—	50,000
Change in fair value	25,900	9,647	406	35,953
Settlement of bridge notes and convertible equity security	—	(59,647)	(3,665)	(63,312)

Balance, December 31, 2020	$47,615	$—	$—	$47,615

5. Prepaid expenses and other curr
e
nt assets
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

The components of supplemental cash flow informatio
n
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
The estimated fair value of the embedded derivative at issuance was $3.2 million and $1.2 million, respectively. The Company recognized $0.4 million of other expense due to the change in fair value of the embedded derivative. The embedded derivative was eliminated upon the conversion of the bridge notes payable at the close of the Business Combination
.
In June 2020, the Company entered into an amendment to the note agreements with holders of the Company’s outstanding bridge notes to provide for amendments to the definition of the Next Equity Financing such that in the event of a Special Purpose Acquisition Corporation (“SPAC”) Transaction, as defined, prior to repayment or conversion in full of the note, immediately prior to such SPAC Transaction, the outstanding principal and any accrued but unpaid interest under the bridge notes shall automatically convert into shares of Class A Common Stock of the Company (or, at the election of the Company, directly into proceeds paid to the holders of Class A Common Stock in connection with such SPAC Transaction) at a price per share that is 75% of the price per share of Class A Common Stock paid in such SPAC Transaction.
Upon the Closing, the conversion feature upon a business combination was triggered for the bridge notes causing a conversion of the $10.0 million outstanding principal amount of these bridge notes at a specified price. The noteholders received 1,361,268 shares of Class A Common Stock of the Company as result of the conversion
.
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
2.7162
, the exchange ratio established in the Business Combination Agreement.
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
Class A Common Stock
Holders of Class A Common Stock are entitled to one vote per share on matters to be voted upon by stockholders
. Holders of Class A Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of Class A Common Stock or other obligations convertible into shares of Class A Common Stock which the Company may issue in the future.
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
Public and Private Warrant
s
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

9
4

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

9
5

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
Basic and diluted earnings per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(130,004)	$(10,879)	$(3,431)
Deemed dividend attributable to preferred stock	—	—	(1,222)

Net loss attributable to common shareholders	$(130,004)	$(10,879)	$(4,653)

Denominator:
Weighted average Class A common shares outstanding	$25,167,525	$151,977	$46,545
Weighted average Class B common shares outstanding	109,867,396	105,191,937	105,191,937

Weighted average Class A and Class B common shares outstanding- Basic	135,034,921	105,343,914	105,238,482

Dilutive effect of potential common shares	—	—	—

Weighted average Class A and Class B common shares outstanding- Diluted	135,034,921	105,343,914	105,238,482

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.96)	$(0.10)	$ (0.04)

Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.96)	$(0.10)	$(0.04)

9
6

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
In 2016 and 2017, the Company’s founders were granted an aggregate of 15,882,711 options which are fully vested and are not related to performance. Options granted to other employees and consultants become vested and are exercisable over a range of up to six years from the date of grant
.

9
7

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

9
8

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

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards
.

9
9

The Company records income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records valuation allowances to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized. Its assessment considers the recognition of deferred tax assets on a jurisdictional basis. The Company has placed a full valuation allowance against U.S. federal a
n
d state deferred tax assets since the recovery of the assets is uncertain.
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$13,448	$5,540
Tax credits	994	672
Lease liability	579	40
Other	120	396

Total gross deferred income tax assets	15,141	6,648
Deferred tax liabilities:
ROU asset	(579)	(41)
Other	—	(56)

Total gross deferred income tax liabilities	(579)	(97)
Net deferred income tax assets	14,562	6,551
Valuation allowance	(14,562)	(6,551)

Deferred tax asset, net of allowance	$—	$—

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
The changes in the valuation allowance related to current year operating activity was an increase in the amount of $
8
 million during the year ended December
31
,
2020
.

	Year Ended December 31,
	2020	2019
Beginning of the year	$6,551	$3,432
Increase—income tax benefit	8,011	3,119

End of the year	$14,562	$6,551

The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019

Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	-0.7%	6.7%
Tax credits	0.1%	1.7%
Valuation allowance	-6.2%	-28.7%
Fair value of derivatives	-13.8%	0.0%
Other	-0.4%	-0.7%

Income taxes provision (benefit)	0.0%	0.0%

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

10
1

recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning of the year	$100	$—
Increase—current year positions	129	100

End of the year	$229	$100

It is not expected that there will be a significant change in uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income tax and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no
t
ax examinations in progress as of December 31, 2020. The Company’s federal and state tax years for 2016 and forward are subject to examination by taxing authorities
.
20. Related Party Transactions
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
21.
Non-Cash
Transactions
The Company adopted Accounting Standards Update (“ASU”)
No. 2016-02,
“Leases” on January 1, 2019. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded operating lease right-of-use
assets of $
2.5
 million and operating lease liabilities of $
2.6
 million on its consolidated balance sheet as of December
31
,
2020
.
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
Upon closing the Business Combination, the Company recognized a $62.7 million liability for its private and public warrants and a corresponding non-cash reduction of additional paid-in capital for the same amount.
22. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

10
2

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
and
15d-15(e)
under the Exchange Act as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of December 31, 2020 due to the material weakness in internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
As of December 31, 2019, we identified material weaknesses in internal control over financial reporting, which relate to: (a) our risk assessment process, including as it relates to fraud risks; (b) general segregation of duties, including the review and approval of journal entries; and (c) precision level to ensure accruals were recorded in the correct period. During 2020, we hired a Chief Accounting Officer with a level of accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. Also, we completed a risk assessment for the 2020 financial statements and designed and implemented controls to review our accruals and ensure segregation of duties exist, including the review and approval of journal entries. These changes in our internal control over financial reporting occurred during the quarter ended December 31, 2020 and have remediated the prior year material weaknesses. Management has concluded that there was a material weakness in our internal controls over financial reporting as of December 31, 2020 as a result of a control related to the evaluation of accounting for complex transactions with potential derivative accounting implications that did not operate effectively in the instance of evaluating potential tender offer scenarios and valuation models associated with the repricing of warrant instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the Restatement of our consolidated financial statements as of and for the year ended December 31, 2020.

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

FISKER INC.

Date: May 17, 2021	/s/ Henrik Fisker
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henrik Fisker Henrik Fisker	Chairman of the Board, President and Chief Executive Officer ( Principal Executive Officer )	May 17, 2021

/s/ Geeta Gupta Geeta Gupta	Chief Financial Officer, Chief Operating Officer and Director ( Principal Financial Officer )	May 17, 2021

/s/ John Finnucan John Finnucan	Chief Accounting Officer ( Principal Accounting Officer )	May 17, 2021

/s/ Wendy J. Greuel Wendy J. Greuel	Director	May 17, 2021

/s/ Mark E. Hickson Mark E. Hickson	Director	May 17, 2021

/s/ William R. McDermott William R. McDermott	Director	May 17, 2021

/s/ Roderick K. Randall Roderick K. Randall	Director	May 17, 2021

Signature	Title	Date

/s/ Nadine I. Watt Nadine I. Watt	Director	May 17, 2021

/s/ Mitchell S. Zuklie Mitchell S. Zuklie	Director	May 17, 2021