Form 10-Q
period 2021-03-31
Fisker Inc./DE
filed 2021-05-17
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(833)
434-7537
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section
13
(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule
12b-2
of the Exchange Act
).
Yes  ☐    No  ☒
As of May 14, 2021, the registrant had 162,885,183 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on
Form 10-Q
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
Risk Factors
” under Part I, Item 1A of our most recent Annual Report on Form
10-K,
as amended, and filed with the U.S. Securities and Exchange Commission (“SEC”).

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “
Risk Factors
” under Part I, Item 1A of our amended Annual Report on Form
10-K/A.
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
The forward-looking statements made by us in this report speak only as of the date of this report. Except to the extent required under the federal securities laws and rules and regulations of the SEC, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.fiskerinc.com) and various social media channels as a means of disclosing information about the company and its products to its customers, investors and the public (e.g., @fiskerinc, @fiskerofficial, #fiskerinc, #henrikfisker and #fisker on Twitter, Facebook, Instagram, YouTube, TikTok and LinkedIn). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail
alerts and other information about the Company when you enroll your e-mail address
by visiting the “Investor Email Alerts” section of our website at www.investors.fiskerinc.com. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail
alerts and other information about the Company when you enroll your e-mail
address by visiting the “Investor Email Alerts” section of our website at
www.investors.fiskerinc.com
.
ADDITIONAL INFORMATION
Unless the context indicates otherwise, references in this Quarterly Report on
Form 10-Q
to the “Company,” “Fisker,” “we,” “us,” “our” and similar terms refer to Fisker Inc. (f/k/a Spartan Energy Acquisition Corp.) and its consolidated subsidiaries (including Fisker Group Inc. or Legacy Fisker). References to “Spartan” refer to our predecessor company prior to the consummation of the Business Combination (as defined below).

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(
In thousands, except share data
)
(Unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$985,422	$991,158
Notes receivable	487	795
Prepaid expenses and other current assets	6,950	9,077

Total current assets	992,859	1,001,030

Non-current assets:
Property and equipment, net	1,986	945
Intangible assets	122,370	58,041
Right-of-use assets, net	2,396	2,548
Other non-current assets	1,329	1,329

Total non-current assets	128,081	62,863

TOTAL ASSETS	$1,120,940	$1,063,893

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,892	$5,159
Accrued expenses	7,024	7,408
Lease liabilities	684	655

Total current liabilities	11,600	13,222

Non-current liabilities:
Customer deposits	4,382	3,527
Warrants liability	30,876	138,102
Lease l iabilities	1,764	1,912

Total non-current liabilities	37,022	143,541

Total liabilities	48,622	156,763

COMMITMENTS AND CONTINGENCIES (Note 12)

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 161,207,423 and 144,912,362 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	1
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1	1
Additional paid-in capital	1,397,451	1,055,128
Accumulated deficit	(324,747)	(147,904)
Receivable for warrant exercises	(389)	(96)

Total stockholders’ equity (deficit)	1,072,318	907,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,120,940	$1,063,893

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three-Months Ended March 31,
	2021	2020
Revenue	$22	—
Cost of goods sold	17	—

Gross margin	5	—
Operating costs and expenses:
General and administrative	5,832	$432
Research and development	27,271	368

Total operating costs and expenses	33,103	800

Loss from operations	(33,098)	(800)
Other income (expense):
Other income	75	4
Interest income	156	3
Interest expense	—	(248)
Change in fair value of derivatives	(145,249)	(106)
Foreign currency gain (loss)	1,273	22

Total other income (expense)	(143,745)	(325)

Net loss	$(176,843)	$(1,125)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.63)	$(0.01)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	279,837,563	105,409,457
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$(147,904)	$907,130

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	817	—	—	817
Exercise of stock options and restricted stock awards, net of statutory tax withholdings	—	—	—	—	—	—	163,397	—	—	—	106	(5)	—	101
Exercise of warrants							24,140,361	1			341,400	(288)		341,113
Shares surrendered upon exercise of warrants							(8,008,697)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(176,843)	(176,843)
Balance at March 31, 2021	—	$—	—	$—	—	$—	161,207,423	$2	132,354,128	$1	$1,397,451	$(389)	$(324,747)	$1,072,318

Balance at December 31, 2019	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	210,863	$—	105,191,937	$1	$756	$—	$(17,900)	$(17,143)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	18	—	—	18
Exercise of stock options	—	—	—	—	—	—	4,902	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,125)	(1,125)

Balance at March 31, 2020	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	215,765	$1	105,191,937	$1	$775	$—	$(19,025)	$(18,249)

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Three-Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(176,843)	$(1,125)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	817	18
Depreciation	93	6
Amortization of right-of-use asset	182	33
Amortization of debt discount	—	197
Change in fair value of derivative liabilities	145,249	106
Unrealized loss on foreign currency transactions	—	(21)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,469	(5)
Accounts payable and accrued expenses	(1,513)	53
Customer deposits	855	1,033
Change in operating lease liability	(119)	(35)

Net cash (used in) provided by operating activities	(28,810)	260

Cash Flows from Investing Activities:
Purchases of property and equipment and intangible asset	(65,665)	—

Net cash used in investing activities	(65,665)	—

Cash Flows from Financing Activities:
Proceeds from the issuance of bridge notes	—	144
Proceeds from the exercise of warrants	88,638	—
Proceeds from the exercise of stock options	101	1

Net cash provided by financing activities	88,739	145

Net increase (decrease) in cash and cash equivalents	(5,736)	405
Cash and cash equivalents, beginning of the period	991,158	1,858

Cash and cash equivalents, end of the period	$985,422	$2,263

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)
1. Overview of the Company
Fisker Inc. (“Fisker” or the “Company”) was originally incorporated in the State of Delaware in October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp. (“Spartan”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, rec
a
pitalization, reorganization or similar business combination with one or more businesses. Spartan completed its Initial Public Offering in August 2018. On October 29, 2020, Spartan’s wholly-owned subsidiary merged with and into Fisker Inc., a Delaware corporation (“Legacy Fisker”), with Legacy Fisker Holdings Inc. (f/k/a Fisker Inc.) surviving the merger as a wholly-owned subsidiary of Spartan (the “Business Combination”). In connection with the Business Combination, Spartan changed its name to Fisker Inc.
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
The Company’s common stock is listed on the New York Stock Exchange under the symbol “FSR”. The Company’s warrants previously traded on the New York Stock Exchange under the symbol “FSR WS” and de-listed
on April 19, 2021, (refer to Note 8 for further information).
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of changes in stockholders’ equity (deficit), and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on
Form 10-K/A
for the year ended December 31, 2020.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three months ended March 31, 2021 and 2020.
The interim condensed consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated financial statements for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.

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
Going Concern, Liquidity and Capital Resources
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this Quarterly Report on Form
10-Q.
Since inception, the Company has incurred significant losses of approximately $325 million. As of March 31, 2021, the Company had approximately $985 million in cash and cash equivalents. The Company expects to continue to incur significant operating losses for the foreseeable future. Proceeds from the Business Combination and exercised public warrants provide the Company the liquidity and capital resources to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.
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

Income Taxes
Income taxes are recorded in accordance with ASC 740,
Income Taxes
(“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of March 31, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.
The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of March 31, 2021.
Derivative Liability
The Company accounts for its public and private warrants as a derivative liability initially measured at its fair values and remeasured in the condensed consolidated statement of operations at the end of each reporting period. When the warrants are exercised, the corresponding derivative liability is de-recognized
at the underlying fair value of the Class A common stock that is issued to the warrant holder less any cash paid in accordance with the warrant agreement. Upon either cash or cashless exercise, the derecognized derivative liability results in an increase in additional paid in capital equal to the difference between the fair value of the underlying Class A common stock and its par value. A cashless exercise results in the warrant holder surrendering Class A common stock equal to the stated warrant exercise price based on the contractual terms in the warrant agreement that govern the cashless conversion.
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
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. This guidance had no effect on the Company’s consolidated financial statements upon adoption in 2021.
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU
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

3. Business Combination and Recapitalization
On October 29, 2020, the Company consummated the Business Combination with Legacy Fisker pursuant to the business combination agreement between Legacy Fisker and Spartan Energy Acquisition Corp. (the “Merger Agreement”). Pursuant to ASC 805, for financial accounting and reporting purposes, Legacy Fisker was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of the Legacy Fisker issuing stock for the net assets of Spartan, accompanied by a recapitalization. The net assets of Spartan were stated at historical costs, with no goodwill or other intangible assets recorded, and are consolidated with Legacy Fisker’s financial statements on the Closing date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been adjusted as shares reflecting the exchange ratio established in the Merger Agreement.
In connection with the Business Combination, Spartan entered into subscription agreements with certain investors (the “PIPE Investors”), whereby pursuant to which it issued
 50,000,000
shares of Class A common stock at
 $10.00
 per share (the “PIPE Shares”) for an aggregate purchase price of
$500.0
 million (the “PIPE Financing”), which closed simultaneously with the consummation of the Business Combination.
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
Conversion of Notes and Preferred Stock upon Recapitalization
Upon the Company formation in September 2016, HF Holdco LLC, an entity controlled by the Company’s Chief Executive Officer, and founder, and the Company’s Chief Financial Officer and Chief Operating Officer, and founder, advanced the Company $250,000 in the form of a demand note. In May 2020, in satisfaction of the advances made by HF Holdco LLC, the Company issued a bridge note payable to HF Holdco LLC with the principal sum of $250,000 and convertible into Class A Common Stock upon completion of the Business Combination and is no longer outstanding as of December 31, 2020. The bridge note bears substantially the same terms as the bridge notes payable.
From July 2019 to September 2020, the Company entered into bridge note agreements with investors. Certain holders of the bridge notes were issued option agreements providing the holder with a non-binding
right to receive a base model Fisker Ocean SUV within the first 12 months of production, subject to certain terms and conditions. The proceeds received from these holders were allocated to the bridge notes and option agreements on a relative fair value basis, resulting in an initial discount to the bridge notes.
The automatic exchange feature is the predominant settlement feature and the change of control feature within the bridge notes are embedded contingent put options that, collectively, are required to be bifurcated from the debt host and measured at fair value with changes in fair value recognized in earnings (see Note 4). After bifurcation of the embedded derivative, the initial carrying value of the bridge notes are accreted to their stated principal value over the contractual term of the bridge notes, using the effective interest method. The Company recognized approximately $0.2 million of accretion of debt discount from the issuance dates of the bridge notes through March 31, 2020, classified as Interest expense in the Condensed Consolidated Statement of Operations. The embedded derivative was eliminated upon the conversion of the bridge notes payable at the close of the Business Combination.
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
Prior to the Closing, Fisker had shares of $0.00001 par value Series A, Series B, and Founders Convertible preferred stock outstanding. The Series A and B preferred shares were convertible into shares of Class A Common Stock of Legacy Fisker based on a specified conversion price calculated by dividing the then-original issue price, as adjusted, for such share of preferred stock by the conversion price, as adjusted, in effect on the date the certificate is surrendered for conversion. Shares of Founders preferred stock, classified in equity, were convertible into Class B Common Stock determined by dividing $0.10, as adjusted, for such share of preferred stock by the conversion price, as adjusted, in effect on the date the certificate is surrendered for conversion. Upon the Closing, the outstanding shares of preferred stock were converted into common stock of the Company at 2.7162, the exchange ratio established in the Business Combination Agreement. Immediately after the Business Combination, Founders Convertible, Series A
(pre-combination),
and Series B
(pre-combination)
converted into 27,162,191 Class A Common Stock, 16,983,241 Class A Common Stock, and 3,765,685 Class A Common Stock, respectively.
4. Fair value measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$978,045	$—	$—	$978,045
Total fair value	$978,045	$—	$—	$978,045

Liabilities included in:
Derivative liabilities – public warrants	$30,876	$—	$—	$30,876
Total fair value	$30,876	$—	$—	$30,876

	Fair Value Measured as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$987,728	$—	$—	$987,728

Total fair value	$987,728	$—	$—	$987,728

Liabilities included in:
Derivative liabilities – public and private warrants	$90,487	$—	$47,615	$138,102
Total fair value	$90,487	$—	$47,615	$138,102

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.

The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
As of March 31, 2021 and December 31, 2020, the Company’s derivative liability for its private and public warrants are measured at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the private warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assess these assumptions and estimates on an on-going
basis as additional data impacting the assumptions and estimates are obtained. The Company uses an option pricing simulation to estimate the fair value of its private warrants, all of which were exercised as of March 31, 2021. The public warrants fair value is determined using its publicly traded prices (Level 1) as of March 31, 2021 and December 31, 2020. Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations as a
non-operating
expense. For the three-months ended March 31, 2021, the changes in the fair value of the derivative liability resulted from increases in the fair values of the underlying Class A common shares and its associated volatilities.
The reconciliation of changes in Level 3 during the three-months ended March 31, 2021 is as follows:

Balance as of December 31, 2020	$47,615
Change in fair value	63,526
Exercise of warrants	(111,141)

Balance as of March 31, 2021	$—

5. Intangible assets
The Company has the following intangible assets (in thousands):

	As of March 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net

Capitalized cost - manufacturing	8 years	$122,370	$—	$122,370

		$122,370	$—	$122,370

	As of December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$58,041	$—	$58,041
		$58,041	$—	$58,041

The Company did not amortize the capitalized cost associated with the warrants for the year ended December 31, 2020 as amortization will commence on a straight-line basis with the start of production for the Fisker Ocean which is expected to occur in 2022. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 8 for additional information regarding the capitalization of costs upon issuance of warrants to Magna International. Also, the Company capitalized certain costs associated with manufacturing of the Fisker Ocean and production of parts in 2021, which will be amortized on a straight-line basis beginning with the start of production for the
 Fisker Ocean over eight years.
6. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Machinery and equipment	$1,102	$130
Furniture and fixtures	88	67
IT hardware and software	983	820
Leasehold improvements	4	26

Total property and equipment	2,177	1,043
Less: Accumulated depreciation and amortization	(191)	(98)

Property and equipment, net	$1,986	$945

7. Customer Deposits
Customer deposits consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Customer reservation deposits	$3,628	$2,773
Customer SUV option	754	754

Total customer deposits	$4,382	$3,527

8. Warrants
Public and Private Warrants
Upon the Closing, there were 18,400,000 public and 9,360,000 private warrants outstanding to purchase shares of the Company’s common stock that were issued by Spartan prior to the Business Combination. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, 30 days after the Closing, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. The warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or any of its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.
On March 19, 2021, the Company announced that it would redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A common stock, par value
 $0.00001
per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of
 $0.01
per Public Warrant (the “Redemption Price”), that remained outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). The Private Placement Warrants were not subject to this redemption. In addition, in accordance with the Warrant Agreement, the Company’s board of directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the
 $11.50
per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the
 $11.50
per warrant exercise price by the surrender of
0.5046
of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received
0.4954
of a share of Common Stock for each Public Warrant surrendered for exercise. Any Public Warrants (including Public Warrants that were not included in outstanding units) that remained unexercised at 5:00 p.m. New York City time on the Redemption Date were delisted, void and no longer exercisable. As of March 31, 2021, the Company had issued
3,490,935 shares of Common Stock upon cashless exercise of the Public Warrants. Upon cashless exercise, the Public Warrant holders surrendered 3,556,026 shares of Common Stock as of March 31, 2021. The Company completed the redemption prior to filing this Quarterly Report on Form
10-Q
and issued 5,167,791 shares of Common Stock to Public Warrant holders who surrendered 5,264,490 shares of Common Stock. For the remaining 225,906 Public Warrants outstanding at the Redemption Date, the Company paid $2,259 to redeem the unexercised warrants.

During the three-months ended March 31, 2021, the 9,360,000
warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by the Company’s former sponsor on a cashless basis for
 4,907,329
shares of Common Stock
(4,452,671 shares of Common Stock surrendered) and are no longer outstanding.
Since January 1, 2021, the Company has received cash proceeds of $89 million upon the exercise of 7,741,787 Public Warrants immediately prior to the announcement to redeem the Public Warrants. As of March 31, 2021, 33,441 warrants had been exercised for shares of Company Class A common stock generating cash proceeds of $0.4 million which had not been received as of the balance sheet date.
Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the three-months ended March 31, 2021 is:

	Public warrants	Private warrants	Total
December 31, 2020	18,391,587	9,360,000	27,751,587
Shares issued for cash exercises	(7,733,400)		(7,733,400)
Shares issued for cashless exercises	(3,490,935)	(4,907,329)	(8,398,264)
Shares surrendered upon cashless exercise	(3,556,026)	(4,452,671)	(8,008,697)

March 31, 2021	3,611,226	—	3,611,226

Magna
Warrants
On October 29, 2020, the
Company
granted Magna International, Inc. (“Magna”) up to 19,474,454 warrants, each with an exercise price of $0.01, to acquire underlying shares of Class A common stock of Fisker, which represented approximately
 6%
ownership in Fisker on a fully diluted basis as of the grant date. The right to exercise vested warrants expires on
October 29, 2030.
 The warrants are accounted for as an award issued to non-employees measured on October 29, 2020 with three interrelated performance conditions that are separately evaluated for achievement.

The cost upon achievement of each milestone is recognized when it is probable that a milestone is met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. As of March 31, 2021, Magna satisfied the first milestone and the Company capitalized costs of
 $58.0

million as an intangible asset representing the future economic benefit to Fisker, Inc. As of March 31, 2021, the Company does not consider the second milestone is probable of being met.

9. Earnings (Loss) Per Share
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

	Three-months Ended March 31,
	2021	2020
Numerator:
Net loss	$(176,843)	$(1,125)
Denominator:
Weighted average Class A common shares outstanding	147,483,435	217,520
Weighted average Class B common shares outstanding	132,354,128	105,191,937

Weighted average Class A and Class B common shares outstanding- Basic	279,837,563	105,409,457

Dilutive effect of potential common shares	—	—

Weighted average Class A and Class B common shares outstanding- Diluted	279,837,563	105,409,457

Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.63)	$(0.01)

Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.63)	$(0.01)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Three-months Ended March 31,
	2021	2020
Series A Convertible Preferred Stock	—	16,983,241
Series B Convertible Preferred Stock	—	3,765,685
Founders Convertible Preferred Stock	—	27,162,191
Bridge notes	—	932,172
Stock options and warrants	29,048,269	17,387,461

Total	29,048,269	66,230,750

10. Stock Based Compensation
Upon completion of the Business Combination, the 2016 Stock Plan renamed the 2020 Equity Incentive Plan (the “Plan”). All outstanding awards under the 2016 Stock Plan are modified to adopt the terms under the 2020 Equity Incentive Plan. The modifications are administrative in nature and have no affect on the valuation inputs, vesting conditions or equity classification of any of the outstanding original awards immediately before and after the close of the Business Combination. The Plan is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). The Plan added
 24,097,751 shares of Class A Common Stock on October 29, 2020 to increase the maximum aggregate number of shares that may be issued under the Plan to 47,698,163 shares (subject to adjustments upon changes in capitalization, merger or certain other transactions). Also, upon completion of the Business Combination, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which up to 3,213,034 Class A Common Stock may be issued. As of March 31, 2021, no shares have been issued under the ESPP.
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
The following table summarizes option activity under the Plan:

	Shares Available For Grant	Options and restricted stock awards	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of January 1, 2021	28,974,067	18,724,096	0.69	6.5
Granted	(449,295)	449,295	19.29
Exercised	—	(164,829)	0.65
Forfeited or surrendered for taxes	57,944	(56,512)	5.73

Balance as of March 31, 2021	28,582,716	18,952,050	1.11	6.3

The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

	Three-months Ended March 31,
	2021		2020
Expected term (in years)	6.3		6.3
Volatility	93	% to 99%	83.7%
Dividend yield	0.0%		0.0%
Risk-free interest rate	0.6	% to 1.2%	2.0%
Common stock price	$17.22		$1.41
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

Stock-based compensation expense for the three-months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three-months Ended March 31,
	2021	2020
General and administrative expense	$174	$8
Research and development	643	10

Total	817	18

11. Related Party Transactions
In July 2019 and in June 2020, the Company entered into bridge note payables with Roderick K. Randall, a member of the Company’s Board of Directors, and The Randall Group Fisker Series C, for which Mr. Randall is the Managing Director, for the principal sum of $100,000 and $220,000, respectively. In addition, Legacy Fisker sold 1,236,610 shares of Series A preferred stock to Mr. Randall and Series Fisker, a separate series of The Randall Group, LLC, for which Mr. Randall is the Series Manager, for $924,984. The bridge notes and Series A preferred stock were converted into 3,402,528 shares of Class A Common Stock at an exchange ratio of 2.7162 upon completion of the Business Combination.    The Company also had a consulting agreement with Mr. Randall dated May 1, 2017. In connection with the consulting agreement, he received an option grant to purchase 159,769 shares (post business combination) of our Class A common stock. Also, Mr. Randall received option grants to purchase 67,905 and 13,581 shares (post business combination) of our Class A common stock on June 22, 2020.
In 2018, Legacy Fisker sold 135,000 shares of Series A preferred stock to the Nadine I. Watt Jameson Family Trust, a trust controlled by Mrs. Watt, a member of the Company’s Board of Directors, and her spouse, G. Andrew Jameson, for $100,980. The Series A preferred stock were converted into 366,690 shares of Class A Common Stock at an exchange ratio of 2.7162 upon completion of the Business Combination.    Mrs. Watt received an option grant to purchase 13,581 shares (post business combination) of our Class A common stock on June 22, 2020 and Mr. Jameson received an option grant to purchase 14,939 shares (post business combination) of our Class A common stock on September 21, 2020 in exchange for providing consulting services.
On March 8, 2021, the Company appointed Mitchell Zuklie to our board of directors and granted him a restricted stock award of 2,711, vesting on the date of the Company’s upcoming annual meeting to be held on June 8, 2021. Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to us. During the three-months ended March 31, 2021 and 2020, we incurred expenses for legal services rendered by Orrick totaling approximately $0.3 million and $0.2 million, respectively. Mr. Zuklie also holds 54,461 shares of Class A Common Stock as of March 31, 2021.
12. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
On February 5, 2021, the Company entered into a First Amendment to Lease Agreement (the “Amendment”) with Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common (together, “Continental”).    Continental is the lessor of the Company’s corporate headquarters in Manhattan Beach, California (Inception).    The Amendment provides for, among other things, (a) an increase in the rentable square feet from approximately 72,000 square feet to approximately 78,500 square feet, (b) a modification to the term of the lease to be 69 months from February 1, 2021, with no option to extend, and (c) an adjustment to the base rental amounts payable by the Company to Continental during the term of the lease.    The Company substantially completed its construction of improvements to the property that are owned by Continental in May 2021 at which time the lease commenced.    The Company estimates that it will record a lease liability and right-of-use
asset of approximately $20 million, subject to finalization of reimbursements and measurement inputs.
13. Subsequent Events
The Company has completed an evaluation of all subsequent events through the filing of this Quarterly Report on Form
10-Q
to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.
On May 13, 2021, the Company announced it signed framework agreements with Hon Hai Technology Group (Foxconn) supporting the joint development and manufacturing of project ‘PEAR’ (Personal Electric Automotive Revolution), a project to develop a new breakthrough electric vehicle. Under the agreements, the Company and Foxconn will jointly invest into Project PEAR, with each company taking proceeds from the successful delivery of the program. The Company will work with Foxconn on a new lightweight platform designated ‘FP28’, leveraging technological expertise from each company to support Project PEAR and potential future vehicles. In support of the work on Project PEAR, the two companies have established a co-located program management office between the U.S. and Taiwan to coordinate design, engineering, purchasing, and manufacturing operations. Following an extensive review of potential U.S. manufacturing sites, the two companies will expedite a manufacturing plan capable of supporting the planned Q4, 2023 start of production.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on
Form 10-Q.
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
proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on a third-party supplied EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s work to adapt the Fisker Ocean design to a base vehicle platform developed by Magna Steyr. This development with Magna Steyr began in September 2020 and passed the first engineering gateway in November 2020. Fisker believes it is well-positioned through its global premium EV brand, its renowned design capabilities, its sustainability focus, and its asset-light and low overhead, direct to consumer business model which enables products like the Fisker Ocean to be priced roughly equivalent to internal combustion engine-powered SUV’s from premium brand competitors.
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
process. Through
Fisker’s FF-PAD proprietary
process, Fisker is currently working with Magna Steyr (“Magna”) to develop a proprietary electric vehicle platform called FM29 that will underpin Fisker Ocean and at least one additional nameplate. Fisker intends to cooperate with one or more additional industry-leading original equipment manufacturers (“OEMs”), technology companies, and/or tier-one automotive
suppliers for platform sharing and access to procurement networks, while focusing on key differentiators in innovative design, software and user interface. Multiple platform-sharing partners is intended to accelerate growth in Fisker’s portfolio of electric vehicle offerings. Fisker envisions a go-to-market strategy
with
both web- and app-based digital
sales, loan financing approvals, leasing, and service management, with limited reliance on traditional brick-and-mortar “sales-and-service” dealer
networks. Fisker believes that this customer-focused approach will drive revenue, user satisfaction and higher margins than competitors.
The Business Combination
Fisker was originally incorporated in the State of Delaware in October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp. (“Spartan”), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Spartan completed its IPO in August 2018. In October 2020, Spartan’s wholly-owned subsidiary merged with and into a Delaware corporation (“Legacy Fisker”), with Legacy Fisker surviving the merger as a wholly-owned subsidiary of Spartan (the “Business Combination”). In connection with the Business Combination, Spartan changed its name to Fisker Inc.
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
Key Trends, Opportunities and Uncertainties
Fisker is
a pre-revenue company
and believes that its future performance and success depends to a substantial extent on the ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of the Amended Form
10-K/A
titled “
Risk Factors
.”
Partnering with Industry-Leading OEMs
and/or Tier-One Automotive
Suppliers
Magna Steyr / FM29 Platform (Fisker Ocean)
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

Hon Hai Technology Group / FP28 (Fisker Pear)
On May 13, 2021, the Company announced it signed framework agreements with Hon Hai Technology Group (Foxconn) supporting the joint development and manufacturing of project ‘PEAR’ (Personal Electric Automotive Revolution), a project to develop a new breakthrough electric vehicle. Under the agreements, the Company and Foxconn will jointly invest into Project PEAR, with each company taking proceeds from the successful delivery of the program. The Company will work with Foxconn on a new lightweight platform designated ‘FP28’, leveraging technological expertise from each company to support Project PEAR and potential future vehicles. In support of the work on Project PEAR, the two companies have established a co-located
program management office between the U.S. and Taiwan to coordinate design, engineering, purchasing, and manufacturing operations. Following an extensive review of potential U.S. manufacturing sites, the two companies will expedite a manufacturing plan capable of supporting the planned Q4, 2023 start of production.
 .
These
co-operations
allow Fisker to focus on vehicle design, strong brand affiliation and a differentiated customer experience. Fisker intends to leverage multiple EV platforms to accelerate its time to market, rapidly expand its product portfolio, reduce vehicle development costs and gain access to an established global supply chain of batteries and other components.
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
Market Trends and Competition
Fisker anticipates robust demand for the Fisker Ocean, based on its award-winning design, its unique sustainability features, the management team’s experience and know-how and,
in particular, the growing acceptance of and demand for EVs as a substitute for gasoline-fueled vehicles. Many independent forecasts are assuming that EV’s as percentage of global auto sales will grow from less than 3% in 2020 to more than 20% in 2030. One such report from RBC, published in October 2020, assumes sales of EV’s to grow from less than 2.0 million units globally (less than 3% of total volume) to 25 million units in 2030 (approximately 25% of total volume), a 29% CAGR. The EV market is highly competitive, but Fisker believes will remain less competitive than the ICE market for some time. For example, there are 79 nameplates sold in the US market within the compact and midsize SUV category currently while most observers expect no more than
10-20
EV’s in those segments at the time Fisker launches, most of which are expected to be priced well-above Fisker Ocean.    Fisker believes the market will be broken down into three primary consumer segments: the white space segment, the value segment, and the conservative premium segment. See “
Information About Fisker—Sales – Go to Market Strategy
.” Fisker expects to sell approximately 50% of its vehicles within the white space segment, appealing to customers who want to be part of the new EV movement and value sustainability and environmental, social, and governance (“ESG”) initiatives. This is supported by a survey of Fisker’s current reservation-holders which found that over 50% currently own non-premium
branded vehicles and over 50% currently own
non-SUV’s
(i.e. cars, hatchbacks, minivans, etc). Fisker believes that it will be well positioned to be the primary alternative to Tesla in this segment with the Ocean priced around the base price of the Model 3 and Model Y. While Fisker will compete with other EV startups, many of them are moving into the higher luxury priced segments due to the lack of volume pricing of components that Fisker expects to obtain through platform sharing partnerships with industry-leading OEMs and/or tier-one automotive
suppliers. To expand market share and attract customers from competitors, Fisker must continue to innovate and convert successful research and development efforts into differentiated products, including new EV models.
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
As of May 14, 2021, we have received over 14,775 retail reservations and 1,400 fleet reservations. This is after accounting for about 1,300 retail customers who have canceled over time. Fisker has obtained over 64,000 indications of interest through the Flexee app (meaning the Flexee App has been downloaded and the potential purchaser has provided a contact phone number) and internet, reflecting the significant public interest in the Fisker Ocean.
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
Regulatory Landscape
Fisker operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “
Information about Fisker—Government Regulation and Credits
.” For example, a federal tax credit of $7,500 may be available to U.S. purchasers of Fisker vehicles, which would bring the effective estimated purchase price of the base Fisker Ocean model to approximately $30,000. The current U.S. administration has indicated a desire to expand this program. Fisker recently issued a call to action to implement a program called “75 And More For 55 And Less”, which would include a poin-of-sale
rebate (as opposed to the current tax credit) of $7,500 plus $10 for every mile of
EPA-certified
driving range, for any EV priced at $55,000 and less. Fisker believes this type of program would focus EV purchase support towards consumers that most require an incentive and would also incentivize all OEM’s to focus development efforts on affordable EV’s, as Fisker has done. Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive
suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it will have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.
Basis of Presentation
Fisker currently conducts its business through one operating segment. As a company with no commercial operations and limited revenues derived from merchandise sales, which in not core to our ongoing business, Fisker’s activities to date have been limited and were conducted primarily in the United States and its historical results are reported under U.S. GAAP and in U.S. dollars. Upon commencement of commercial operations, Fisker expects to expand its global operations substantially, including in the USA and the European Union, and as a result Fisker expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, Fisker expects that the financial results it reports for periods after it begins commercial operations will not be comparable to the financial results included in this Form
10-Q
or the amended Annual Report on Form
10-K/A.
Components of Results of Operations
Fisker is an early stage company and its historical results may not be indicative of its future results for reasons that may be difficult to anticipate. Accordingly, the drivers of Fisker’s future financial results, as well as the components of such results, may not be comparable to Fisker’s historical or projected results of operations.

Revenues
Fisker has not begun its primary commercial operations, which will focus on the production and sale of its vehicles. Once Fisker commences production and commercialization of its vehicles, it expects that the significant majority of its revenue will be initially derived from direct sales of Fisker Ocean SUVs and, subsequently, from flexible leases of its vehicles. In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods.    While merchandise sales are not intended to be significant portion of Fisker’s results once production of vehicles begins, Fisker generated revenue in the first quarter of 2021.
Cost of Goods Sold
To date, Fisker has not recorded cost of goods sold from its vehicle sales, as it has not recorded commercial revenues from the sales of its vehicles. Once Fisker commences the commercial production and sale of its vehicles, it expects cost of goods sold to include mainly vehicle components and parts, including batteries, direct labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses. Related to the 2021 launch of “Fisker Edition” apparel and goods, Fisker realized cost of goods sold in the first quarter of 2021.
General and Administrative Expense
General and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions and expenses for outside professional services, including legal, accounting and other advisory services.
Fisker is rapidly expanding its personnel headcount, in anticipation of the start of production of its vehicles. Accordingly, Fisker expects its general and administrative expenses to increase significantly in the near term and for the foreseeable future. For example, the company expects general and administrative expenses, excluding stock-based compensation expenses, in the year ended December 31, 2021 to be in the range of
$30-$40 million
as compared to $22.3 million in the year ended December 31, 2020. Upon commencement of commercial operations, Fisker also expects general and administrative expenses to include facilities, marketing and advertising costs.
Research and Development Expense
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the first prototype. As Fisker ramps up for commercial operations, it anticipates that research and development expenses will increase for the foreseeable future as the Company expands its hiring of engineers and designers and continues to invest in new vehicle model design and development of technology. For example, the company expects research and development expenses, excluding stock-based compensation expenses, in the year ended December 31, 2021 to be in the range of $210 - $230 million as compared to $21.1 million in the year ended December 31, 2020.
Income Taxes
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

Results of Operations
Comparison of the Three-Months Ended March 31, 2021 to the Three-Months Ended March 31, 2020
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three-Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$22	—	$22	n.m.
Cost of goods sold	17	—	17	n.m.

Gross Margin	5	—	5	n.m.
Operating costs and expenses:
General and administrative	5,832	432	5,400	n.m.
Research and development	27,271	368	26,903	n.m.

Total operating costs and expenses	33,103	800	32,303	n.m.

Loss from operations	(33,098)	(800)	(32,298)	n.m.
Other income (expense):
Other income (expense)	75	4	71	n.m.
Interest income	156	3	153	n.m.
Interest expense	—	(248)	248	n.m.
Change in fair value of derivatives	(145,249)	(106)	(145,143)	n.m.
Foreign currency gain (loss)	1,273	22	1,251	n.m.

Total other income (expense)	(143,745)	(325)	(143,420)	n.m.

Net Loss	$(176,843)	(1,125)	(175,718)	n.m.

n.m. = not meaningful.
Revenue and cost of goods sold
During the three-months ended March 31, 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $22,000 with related costs of goods sold of $17,000 resulting in a gross margin of $5,000 during the three-month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.
General and Administrative
General and administrative expenses increased by $5.4 million from $0.4 million during the three-months ended March 31, 2020 to $5.8 million during the three-months ended March 31, 2021, primarily due to increased salaried employee headcount and the Company electing to offer covered medical benefits to all employees to align with our human capital and ESG goals and to offer competitive compensation packages to potential employees, which increased general and administrative expenses by $0.2 million in the first quarter of 2021. General and administrative expenses includes stock-based compensation expense of $174,000 and $8,000 for the three-months ended March 31, 2021 and 2020, respectively. Overall, total headcount for the Company increased to 203 employees as of May 17, 2021, compared to 170 employees on March 31, 2021, 101 employees as of December 31, 2020, and 81 employees as of October 29, 2020, the date of the closing of our reverse merger.

On March 18, 2021, the Board of Directors of Fisker, approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.
Research and Development
Research and development expenses increased by $26.9 million from $0.4 million during the three-months ended March 31, 2020 to $27.3 million during the three-months ended March 31, 2021. The increase primarily relates to an increase in headcount of full-time employees as of March 31, 2021, and payments to suppliers indicating progress on serial design and development of unique components. Research and development expenses includes stock-based compensation expense of $643,000 and $10,000 for the three-months ended March 31, 2021 and 2020, respectively.
Interest Expense
The Company did not have interest expense during the three-months ended March 31, 2021 as it did not have debt during the three-month period then ended. Interest expense was $0.2 million during the three-months ended March 31, 2020.

Change in Fair Value of Derivatives and Convertible Security
The change in fair value of embedded derivatives amounted to $145.2 million during the three-months ended March 31, 2021 compared to $0.2 million during the three-months ended March 31, 2020. The Company accounts for its public and private warrants as a derivative liability and adjusts for changes in fair value through the statement of operations as a non-operating
gain or loss.
Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the three-months ended March 31, 2021 is:

	Public warrants	Private warrants	Total
December 31, 2020	18,391,587	9,360,000	27,751,587
Shares issued for cash exercises	(7,733,400)		(7,733,400)
Shares issued for cashless exercises	(3,490,935)	(4,907,329)	(8,398,264)
Shares surrendered upon cashless exercise	(3,556,026)	(4,452,671)	(8,008,697)

March 31, 2021	3,611,226	—	3,611,226

Shares issued for cashless exercises	(1,676,856)
Shares surrendered upon cashless exercise	(1,708,464)
Warrants redeemed by Company	(225,906)

April 22, 2021	—

As of March 31, 2020, the embedded derivative related to Fisker’s convertible bridge notes, which was issued in July 2020, and converted into Class A common shares at the close of the Business Combination.
Foreign Currency Gain (Loss)
Fisker recorded foreign currency gains of $1.3 million during the three-months ended March 31, 2021 compared to $22,000 during the three-months ended March 31, 2020 due to weakening Euro currency rates which resulted in favorable currency gains upon settlement of our Euro-denominated liabilities in the first quarter of 2021. For the remainder of 2021, Fisker expects its EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase significantly and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Net Loss
Net loss was $176.8 million during the three-months ended March 31, 2021, an increase of $175.7 million from a net loss of $1.1 million during the three-months ended March 31, 2020, for the reasons discussed above.
Liquidity and Capital Resources
As of the date of this Form
10-Q,
Fisker has yet to generate any revenue from its core business operations. To date, Fisker has funded its capital expenditures and working capital requirements through equity and convertible notes, as further discussed below. Fisker’s ability to successfully commence it primary commercial operations and expand its business will depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of March 31 2021, Fisker’s cash and cash equivalents amounted to $985 million and no debt outstanding.
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
10-Q
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

Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Three-Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	(28,810)	260
Net cash used in investing activities	(65,665)	—
Net cash provided by financing activities	88,739	145
Cash Flows used in Operating Activities
Fisker’s cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As Fisker continues to accelerate hiring in line with development and production of the Ocean, Fisker expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business. Operating lease commitments at March 31, 2021 will result in cash payments of $0.5 million in 2021 and $2.2 million after 2021. Fisker’s new headquarters, Inception, located in Manhattan Beach, California, will commence in the second quarter of 2021 resulting incremental operating lease commitments of $1.2 million for the remainder of 2021, $3.8 million for 2022, and $15.9 million for 2023 and thereafter. It is expected that Fisker will execute a new lease in Europe and at least one new lease for a U.S.-based experience center. In total, Fisker is projecting to use cash in excess of $210 million for combined SG&A and R&D activities during 2021.
Net cash used in operating activities was $28.8 million during the three-months ended March 31, 2021, an increase of $29.1 million from $0.3 million net cash provided by operating activities during the three-months ended March 31, 2020.
Cash Flows used in Investing Activities
Fisker’s cash flows from investing activities, historically, have been comprised mainly of purchases of property and equipment. During the three-months ended March 31, 2021, the Company acquired intangible assets related to development of the Fisker Ocean and production of its parts that totaled $64.3 million and capitalized certain expenditures associated with R&D capital assets that benefit our vehicle program development in future periods. Fisker expects to incur incremental significant expenditures in the remainder of 2021 for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure are anticipated to be between $210 million and $240 million of which we expect at least 50% is denominated in foreign currencies, subject to changes as we finalize our supplier selections in 2021.
Fisker used cash of $65.7 million for investing activities during the three-months ended March 31, 2021 compared no cash expenditures for investing activities during the corresponding three-month period ended March 31, 2020.
Cash Flows from Financing Activities
Through March 31, 2021, Fisker has financed its operations primarily through the sale of equity securities, and, to a lesser extent, convertible notes.
Net cash from financing activities was $88.7 million during the three-months ended March 31, 2021, reflecting the proceeds of $88.6 million from public warrant holders who exercised 7,733,400 warrants to acquire a corresponding equal number of Class A common stock. Net cash from financing activities was $0.1 million during the three-months ended Mach 31, 2020.

Off-Balance Sheet
Arrangements
Fisker is not a party to
any off-balance sheet
arrangements, as defined under SEC rules.
Non-GAAP
Financial Measure
The accompanying table references
non-GAAP
adjusted loss from operations. This
non-GAAP
financial measure differs from the directly comparable GAAP financial measure due to adjustments made to exclude stock-based compensation expense. This non-GAAP
financial measure is not a substitute for or superior to measures of financial performance prepared in accordance with generally accepted accounting principles in the United States (GAAP) and should not be considered as an alternative to any other performance measures derived in accordance with GAAP. The Company believes that presenting this non-GAAP
financial measure provides useful supplemental information to investors about the Company in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by its management in financial and operational-decision making. However, there are a number of limitations related to the use of a non-GAAP
measure and its nearest GAAP equivalents. For example, other companies may calculate non-GAAP
measures differently, or may use other measures to calculate their financial performance, and therefore any non-GAAP
measures the Company uses may not be directly comparable to similarly titled measures of other companies. Therefore, both GAAP financial measures of Fisker’s financial performance and the respective non-GAAP
measures should be considered together. Please see the reconciliation of non-GAAP
financial measure to the most directly comparable GAAP measure in the tables below.

	Three-Months Ended March 31,
	2021	2020
GAAP Loss from operations	$(33,098)	$(800)
Add: stock based compensation	817	18
Non-GAAP Adjusted loss from operations	$(32,281)	$(782)

Critical Accounting Policies and Estimates
Fisker’s financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, Fisker is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Fisker considers an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements.
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our amended Annual Report on Form
10-K/A
for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our amended Annual Report on Form
10-K/A
for the year ended December 31, 2020.
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
Recent Accounting Pronouncements
See Note 2 to the audited condensed consolidated financial statements included elsewhere in this Form
10-Q
for more information about recent accounting pronouncements, the timing of their adoption, and Fisker’s assessment, to the extent it has made one, of their potential impact on Fisker’s financial condition and its results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Fisker has not, to date, been exposed to material market risks given its early stage of operations. Upon commencing commercial operations, Fisker expects to be exposed to foreign currency translation and transaction risks and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others.
Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British pound sterling, and Chinese Yuan Renminbi reflecting their principal operating markets. Once Fisker commences commercial operations, it expects to be exposed to both currency transaction and translation risk. For example, Fisker expects its contracts with
OEMs and/or tier-one automotive
suppliers to be transacted in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s condensed consolidated financial statements, which may result in revenue and earnings volatility from period to period in response to exchange rates fluctuations. To date, Fisker has not had material exposure to foreign currency fluctuations and has not hedged such exposure, although it may do so in the future.

Item 4. Controls and Procedures.
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
and 15d-15(e)
under the Exchange Act as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2021 due to the material weakness in internal control over financial reporting described below.
As of March 31, 2021, we have not experienced any significant impact to our internal control over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19
pandemic. We are continually monitoring and assessing
the COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Changes in Internal Control over Financial Reporting
Management has concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2020 as a result of a control related to the evaluation of accounting for complex transactions with potential derivative accounting implications that did not operate effectively in the instance of evaluating potential tender offer scenarios and valuation models associated with the repricing of warrant instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the Restatement of our consolidated financial statements as of and for the year ended December 31, 2020. We are taking actions to remediate the material weakness relating to our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our material pending legal proceedings, please see Note 12, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on
Form 10-Q.
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
Item 1A. Risk Factors
In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A.
 Risk Factors
 in our most recent amended Annual Report filed on Form
10-K/A,
which could materially affect our business, financial condition or future results.
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

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of the COVID-19
pandemic could have a material adverse effect on the demand for our vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options or may choose to keep their existing vehicles and cancel reservations.
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
As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the regulations of the NYSE, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending the year after the Business Combination is completed, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K
filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. We have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.
On May 6, 2021, the Audit Committee of our Board of Directors concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 filed on March 31, 2021 should be restated to reflect the impact of this guidance by the SEC and accordingly, should no longer be relied upon. In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective. This restatement of our financials has also resulted in a material weakness in our internal control over financial reporting.
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
under the Securities Act, which registration statement was declared effective on December 9, 2020, to register the resale of up to 133.78 million shares of our Class A Common Stock, including 50 million PIPE shares and 18.4 million shares of Class A Common Stock issuable upon exercise of our outstanding publicly held warrants. Shares of Class A Common Stock sold under such registration statement can be freely sold in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock.
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
The issuance of shares of our Class A Common Stock upon exercise of our outstanding Magna Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of May 10, 2021, the Magna Warrants to purchase an aggregate of approximately 6,484,993 million shares of our Class A Common Stock were outstanding and exercisable. The exercise price of these warrants are $0.01 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable
Item 3. Defaults Upon Senior Securities.
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information.
Not applicable

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed or
Furnished Herewith

10.1*	Project Pear Cooperation Framework Agreement by and between Fisker Group Inc. and AFE, Inc. entered into as of May 13, 2021.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Coverpage Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*
The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange

Commission upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2021.

FISKER INC.

By: /s/ Dr. Geeta Gupta-Fisker NAME: Dr. Geeta Gupta-Fisker TITLE: Chief Financial Officer