Form 10-Q
period 2021-06-30
Fisker Inc./DE
filed 2021-08-11
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act
).
  Yes  ☐    No  ☒
As of August
9
, 2021, the registrant had 163,745,068 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

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
Risk Factors
” under Part I, Item 1A of our most recent Annual Report on Form
10-K/A
for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2021, as supplemented by Quarterly Reports on Form
10-Q
and filed with the SEC.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “
Risk Factors
” under Part I, Item 1A of our Annual Report on Form
10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
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
.
ADDITIONAL INFORMATION
Unless the context indicates otherwise, references in this report to the “Company,” “Fisker,” “we,” “us,” “our” and similar terms refer to Fisker Inc. (f/k/a Spartan Energy Acquisition Corp.) and its consolidated subsidiaries (including Fisker Group Inc. or Legacy Fisker). References to “Spartan” refer to our predecessor company prior to the consummation of the Business Combination (as defined below).

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$962,366	$991,158
Prepaid expenses and other current assets	23,708	9,872

Total current assets	986,074	1,001,030

Non-current assets:
Property and equipment, net	3,573	945
Intangible assets	180,411	58,041
Right-of-use assets, net	20,067	2,548
Other non-current assets	1,329	1,329

Total non-current assets	205,380	62,863

TOTAL ASSETS	$1,191,454	$1,063,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,418	$5,159
Accrued expenses	25,417	7,408
Lease liabilities	3,399	655

Total current liabilities	59,234	13,222

Non-current liabilities:
Customer deposits	4,823	3,527
Warrants liability	—	138,102
Lease liabilities	16,807	1,912

Total non-current liabilities	21,630	143,541

Total liabilities	80,864	156,763

COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 163,711,901 and 144,912,362 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	1
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	1,481,556	1,055,128
Accumulated deficit	(370,969)	(147,904)
Receivable for warrant exercises	—	(96)

Total stockholders’ equity	1,110,590	907,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,191,454	$1,063,893

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months and Six Months ended June 30, 2021 and 2020
(In thousands, except share and per share data)
(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Revenue	$27	—	$49	—
Cost of goods sold	14	—	31	—

Gross margin	13	—	18	—
Operating costs and expenses:
General and administrative	7,908	$1,103	13,740	1,535
Research and development	45,245	192	72,516	560

Total operating costs and expenses	53,153	1,295	86,256	2,095

Loss from operations	(53,140)	(1,295)	(86,238)	(2,095)
Other income (expense):
Other income (expense)	(89)	4	(13)	8
Interest income	105	2	261	5
Interest expense	—	(313)	—	(562)
Change in fair value of derivatives	6,814	(154)	(138,436)	(260)
Foreign currency gain (loss)	88	(59)	1,361	(37)

Total other income (expense)	6,918	(520)	(136,827)	(846)

Net loss	$(46,222)	$(1,815)	(223,065)	(2,941)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.16)	$(0.02)	$(0.78)	$(0.03)

Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	295,275,773	105,433,103	287,589,053	105,430,073

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2020	—	$—	—	$—	—	$—	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$(147,904)	$907,130

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	817	—	—	817
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	—	—	—	—	—	—	163,397	—	—	—	106	(5)	—	101

Exercise of warrants							24,140,361	1	—	—	341,400	(288)	—	341,113

Shares surrendered upon exercise of warrants							(8,008,697)	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(176,843)	(176,843)

Balance at March 31, 2021	—	$—	—	$—	—	$—	161,207,423	$2	132,354,128	$1	$1,397,451	$(389)	$(324,747)	$1,072,318

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,218	—	—	2,218
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	—	—	—	—	—	—	827,622	—	—	—	(194)	5	—	(189)

Exercise of warrants	—	—	—	—	—	—	3,611,226	—	—	—	24,062	362	—	24,424

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Shares surrendered upon exercise of warrants	—	—	—	—	—	—	(1,934,370)	—	—	—	—	—	—	—

Stock issuance costs and redemption of unexercised warrants	—	—	—	—	—	—	—	—	—	—	(22)	22	—	—

Vesting of Magna warrants	—	—	—	—	—	—	—	—	—	—	58,041	—	—	58,041

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(46,222)	(46,222)

Balance at June 30, 2021	—	$—	—	$—	—	$—	163,711,901	$2	132,354,128	$1	$1,481,556	$—	$(370,969)	$1,110,590

Balance at December 31, 2019	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	210,863	$—	105,191,937	$1	$756	$—	$(17,900)	$(17,143)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	18	—	—	18

Exercise of stock options	—	—	—	—	—	—	4,902	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,125)	(1,125)

Balance at March 31, 2020	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	215,765	$—	105,191,937	$1	$775	$—	$(19,025)	$(18,249)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	52	—	—	52

Exercise of stock options	—	—	—	—	—	—	50,250	—	—	—	22	—	—	22

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,815)	(1,815)

Balance at June 30, 2020	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	266,015	$—	105,191,937	$1	$849	$—	$(20,840)	$(19,990)

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Six-Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(223,065)	$(2,941)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	3,035	70
Depreciation	233	12
Amortization of right-of-use asset	794	67
Amortization of debt discount	—	451
Change in fair value of derivative liabilities	138,436	260
Unrealized loss on foreign currency transactions	—	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,773)	(17)
Accounts payable and accrued expenses	36,790	(267)
Customer deposits	1,296	1,306
Change in operating lease liability	(673)	(71)

Net cash (used in) provided by operating activities	(56,927)	(1,139)

Cash Flows from Investing Activities:
Purchases of property and equipment and intangible asset	(65,990)	—

Net cash used in investing activities	(65,990)	—

Cash Flows from Financing Activities:
Proceeds from the issuance of bridge notes	—	2,883
Proceeds from the exercise of warrants	89,023	—
Payments for stock issuance costs and redemption of unexercised warrants	(22)	—
Proceeds from the exercise of stock options	5,124	23

Net cash provided by financing activities	94,125	2,906

Net increase (decrease) in cash and cash equivalents	(28,792)	1,767
Cash and cash equivalents, beginning of the period	991,158	1,858

Cash and cash equivalents, end of the period	$962,366	$3,625

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)
1. Overview of the Company
Fisker Inc. (“Fisker” or the “Company”) was originally incorporated in the State of Delaware in October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp. (“Spartan”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more b
u
sinesses. Spartan completed its Initial Public Offering in August 2018. On October 29, 2020, Spartan’s wholly-owned subsidiary merged with and into Fisker Holdings Inc. (f/k/a Fisker Inc.), a Delaware corporation (“Legacy Fisker”), with Fisker Holdings Inc. surviving the merger as a wholly-owned subsidiary of Spartan (the “Business Combination”). In connection with the Business Combination, Spartan changed its name to Fisker Inc.
Legacy Fisker was incorporated in the State of Delaware on September 21, 2016. In connection with its formation, the Company entered into stock purchase agreements with the Company’s founders, whereby the founders contributed certain intellectual property (primarily trademarks) and interests in Platinum IPR LLC. Platinum IPR LLC was an entity solely owned by the Company’s founders, which held Fisker trademarks registered in a variety of jurisdictions around the world. The founders’ transfer of its interest in Platinum IPR LLC and the transfer of trademarks was accounted for as a transfer of assets between entities under common control. The carrying amount of the transferred assets is recorded based on the prior carrying value, which was de minimis.
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “FSR”. The Company’s warrants previously traded on the New York Stock Exchange under the symbol “FSR WS” and on April 19, 2021, the NYSE filed a Form 25-NSE with
respect to the warrants; the formal delisting of the warrants became effective ten days thereafter (refer to Note 8 for further information).
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
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and the condensed consolidated statements of changes in temporary equity and stockholders’ equity (deficit) for the three-months and six-months
ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six-months
ended June 30, 2021 and 2020, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on
Form 10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three-months and six-months
ended June 30, 2021 and 2020.
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
Going Concern, Liquidity and Capital Resources
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, the Company has incurred significant accumulated losses of approximately $371 million. As of June 30, 2021, the Company had approximately $962 million in cash and cash equivalents. The Company expects to continue to incur significant operating losses for the foreseeable future. Proceeds from the Business Combination and exercised public warrants and options provide the
Company the liquidity and capital resources to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance.
Supplier Risk
The Company continued nomination of suppliers with an accelerated phase during the quarter for engineering, development, testing, tooling and production of components for serial production of its vehicles. These supplier contracts do not represent unconditional purchase obligations with take-or-pay
or specified minimum quantities provisions.
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
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.
The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the t
a
x law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of June 30, 2021.
Derivative Liability
The Company accounts for its public and private warrants as a derivative liability initially measured at its fair values and remeasured in the condensed consolidated statements of operations at the end of each reporting period. When the warrants are exercised, the corresponding derivative liability is de-recognized
at the underlying fair value of the Class A common stock that is issued to the warrant holder less any cash paid in accordance with the warrant agreement. Upon either cash or cashless exercise, the derecognized derivative liability results in an increase in additional paid in capital equal to the difference between the fair value of the underlying Class A common stock and its par value. A cashless exercise results in the warrant holder surrendering Class A common stock equal to the stated warrant exercise price based on the contractual terms in the warrant agreement that govern the cashless conversion.
Equity Awards
The grant date for an option or stock award is established when the grantee has a mutual understanding of the key terms and conditions of the option or award, the award is authorized, including all the necessary approvals unless approval is essentially a formality or perfunctory, and the grantee begins to benefit from, or be adversely affected by, underlying changes in the price of the Company’s Class A common shares. An award or option is authorized on the date that all approval requirements are completed (e.g., action by the compensation committee approving the award and the number of options, restricted shares or other equity instruments to be issued to individual employees).
Leases
Current portion of the Company’s lease liability is based on lease payments due within twelve months of the balance sheet date. Variable lease payments are included in lease payments when the contingency upon which the payment is dependent is resolved.
Net Loss per Share of Common Stock
Basic net loss per share of common stock is calculated using the two-class
method under which earnings are allocated to both common shares and participating securities. Undistributed net losses are allocated entirely to common shareholders since the participating security has no contractual obligation to share in the losses. Basic net loss per share is calculated by dividing the net loss attributable to common shares by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of stock-based compensation awards and warrants to purchase common stock (using the treasury stock method).
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which is intended to simplify various aspects related to accounting for income taxes. ASU
No. 2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. This guidance had no effect on the Company’s condensed consolidated financial statements upon adoption in 2021.

In September 2020, the FASB issued ASU
2020-06,
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)
. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted
method for all convertible instruments and an update for instruments that can be settled in either cash or shares. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2021 and early adoption is permitted. ASU
2020-06
should be applied on a full or modified retrospective basis. We early adopted ASU
2020-06
effective on January 1, 2021 applying the modified retrospective method. Since the Company does not have any financial instruments as of January 1, 2021 within the scope of ASU
2020-06,
early adoption had no effect on the Company’s condensed consolidated financial statements.
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This ASU also provides updated guidance regarding the impairment of available-for-sale
debt securities and includes additional disclosure requirements. The new guidance is effective for non-public
companies, and public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission, for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

3. Business Combination and Recapitalization
On October 29, 2020, the Company consummated (the “Closing”) the Business Combination with Legacy Fisker pursuant to the business combination agreement between Legacy Fisker and Spartan (the “Merger Agreement”). Pursuant to ASC 805, for financial accounting and reporting purposes, Legacy Fisker was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of the Legacy Fisker issuing stock for the net assets of Spartan, accompanied by a recapitalization. The net assets of Spartan were stated at historical costs, with no goodwill or other intangible assets recorded, and are consolidated with Legacy Fisker’s financial statements on the date of the Closing. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been adjusted as shares reflecting the exchange ratio established in the Merger Agreement.
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
Conversion of Notes and Preferred Stock upon Recapitalization
Upon the formation of Legacy Fisker in September 2016, HF Holdco LLC, an entity controlled by the Company’s Chief Executive Officer, and founder, and the Company’s Chief Financial Officer and Chief Operating Officer, and founder, advanced the Company $250,000 in the form of a demand note. In May 2020, in satisfaction of the advances made by HF Holdco LLC, the Company issued a bridge note payable to HF Holdco LLC with the principal sum of $250,000 and convertible into Class A Common Stock upon completion of the Business Combination and is no longer outstanding as of December 31, 2020.
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
In June 2020, the Company entered into an amendment to the note agreements with holders of the Company’s outstanding bridge notes to provide for amendments to the definition of the Next Equity Financing such that in the event of a Special Purpose Acquisition Corporation (“SPAC”) Transaction, as defined, prior to repayment or conversion in full of the note, immediately prior to such SPAC Transaction, the outstanding principal and any accrued but unpaid interest under the bridge notes would automatically convert into shares of Class A Common Stock of the Company (or, at the election of the Company, directly into proceeds paid to the holders of Class A Common Stock in connection with such SPAC Transaction) at a price per share that is 75% of the price per share of Class A Common Stock paid in such SPAC Transaction. Upon the Closing, the conversion feature upon a business combination was triggered for the bridge notes causing a conversion of the $10.0 million outstanding principal amount of these bridge notes at a specified price. The noteholders received 1,361,268 shares of Class A Common Stock of the Company as result of the conversion in connection with the Business Combination.
Prior to the Closing, Fisker had shares of $0.00001 par value Series A, Series B, and Founders Convertible preferred stock outstanding. The shares of Series A and B preferred stock were convertible into shares of Class A Common Stock of Legacy Fisker based on a specified conversion price calculated by dividing the then-original issue price, as adjusted, for such share of preferred stock by the conversion price, as adjusted, in effect on the date the certificate is surrendered for conversion. Shares of Founders preferred stock, classified in equity, were convertible into Class B Common Stock determined by dividing $0.10, as adjusted, for such share of preferred stock by the conversion price, as adjusted, in effect on the date the certificate is surrendered for conversion. Upon the Closing, the outstanding shares of preferred stock were converted into common stock of the Company at 2.7162, the exchange ratio established in the Business Combination Agreement. Immediately after the Business Combination, Founders Convertible, Series A
(pre-combination),
and Series B
(pre-combination)
converted into 27,162,191 Class A Common Stock, 16,983,241 Class A Common Stock, and 3,765,685 Class A Common Stock, respectively.
4. Fair value measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2021:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$957,794	$—	$—	$957,794

Total fair value	$957,794	$—	$—	$957,794

	Fair Value Measured as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$987,728	$—	$—	$987,728

Total fair value	$987,728	$—	$—	$987,728

Liabilities included in:
Warrants liability	$90,487	$—	$47,615	$138,102

Total fair value	$90,487	$—	$47,615	$138,102

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.

The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
The Company’s derivative liability for its private and public warrants are measured at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the private warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assess these assumptions and estimates on an on-going
basis as additional data impacting the assumptions and estimates are obtained. The Company uses an option pricing simulation to estimate the fair value of its private warrants, all of which were exercised in March 2021. The public warrants fair value is determined using its publicly traded prices (Level 1). During the three months ended June 30, 2021, the Company completed its redemption of all outstanding public warrants (refer to Note 8). Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations as a
non-operating
expense. For the three-months and
six-months
ended June 30, 2021, the changes in the fair value of the derivative liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatilities upon exercise in March 2021.
The reconciliation of changes in Level 3 during the
six-months
ended June 30, 2021 is as follows:

Balance as of December 31, 2020	$47,615
Change in fair value	63,526
Cashless exercise of warrants	(111,141)

Balance as of June 30, 2021	$—

5. Intangible assets
The Company has the following intangible assets (in thousands):

	As of June 30, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$180,411	$—	$180,411

		$180,411	$—	$180,411

	As of December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$58,041	$—	$58,041

		$58,041	$—	$58,041

The Company did not amortize the capitalized cost associated with the warrants vested and exercisable by Magna International, Inc. (“Magna”) for the year ended December 31, 2020 as amortization will commence on a straight-line basis with the start of production for the Fisker Ocean which is expected to occur in 2022. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 8 for additional information regarding the capitalization of costs upon issuance of warrants to Magna. Also, the Company capitalized certain costs associated with manufacturing of the Fisker Ocean and production of parts in 2021, which will be amortized on a straight-line basis beginning with the start of production for the Fisker Ocean over eight years.
6. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Machinery and equipment	$1,094	$130
Furniture and fixtures	91	67
IT hardware and software	1,104	820
Leasehold improvements	20	26
Construction in progress	1,594	—

Total property and equipment	3,903	1,043
Less: Accumulated depreciation and amortization	(330)	(98)

Property and equipment, net	$3,573	$945

As of June 30, 2021, accounts payable includes acquired property and equipment of $1.6 million, which is excluded from net cash used in investing activities as reported in the condensed consolidated statement of cash flows for the six-months
ended June 30, 2021.

7. Customer Deposits
Customer deposits consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Customer reservation deposits	$4,069	$2,773
Customer SUV option	754	754

Total customer deposits	$4,823	$3,527

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
On March 19, 2021, the Company announced that it would redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A common stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remained outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). The Private Placement Warrants were not subject to this redemption. In addition, in accordance with the Warrant Agreement, the Company’s board of directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. Any Public Warrants (including Public Warrants that were not included in outstanding units) that remained unexercised at 5:00 p.m. New York City time on the Redemption Date were delisted, void and no longer exercisable. The Company completed the redemption prior to filing this report. For the unexercised 225,906 Public Warrants outstanding at the Redemption Date, the Company paid $2,259 to redeem the unexercised warrants. There are no Public Warrants outstanding as of June 30, 2021.

During March 2021, the 9,360,000 warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by the Company’s former sponsor on a cashless basis for 4,907,329 shares of Common Stock (4,452,671 shares of Common Stock surrendered) and are no longer outstanding.
Since January 1, 2021, the Company has received cash proceeds of $89 million upon the exercise of 7,733,400 Public Warrants immediately prior to the announcement to redeem the Public Warrants.
Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the six-months
ended June 30, 2021, is:

	Public warrants	Private warrants	Total
December 31, 2020	18,391,587	9,360,000	27,751,587
Shares issued for cash exercises	(7,733,400)		(7,733,400)
Shares issued for cashless exercises	(3,490,935)	(4,907,329)	(8,398,264)
Shares surrendered upon cashless exercise	(3,556,026)	(4,452,671)	(8,008,697)

March 31, 2021	3,611,226	—	3,611,226

Shares issued for cashless exercises	(1,676,856)		(1,676,856)
Shares surrendered upon cashless exercises	(1,708,464)		(1,708,464)
Shares redeemed by Company for cash	(225,906)		(225,906)

June 30, 2021	—	—	—

Cashless exercises of public and private warrants increased additional paid-in
capital by $24 million and $277 million for the three-months and six-months
ended June 30, 2021, respectively.
Magna Warrants
On October 29, 2020, the Company granted Magna up to 19,474,454 warrants, each with an exercise price of $0.01, to acquire underlying shares of Class A common stock of Fisker, which represented approximately 6% ownership in Fisker on a fully diluted basis as of the grant date. The right to exercise vested warrants expires on October 29, 2030. The warrants are accounted for as an award issued to non-employees
measured on October 29, 2020 with three interrelated performance conditions that are separately evaluated for achievement.
The cost upon achievement of each milestone is
capitalized
when it is probable that a milestone is met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. On June 12, 2021, Fisker Group Inc., a Delaware corporation, a wholly-owned subsidiary of Fisker Inc., entered into a detailed manufacturing agreement with Magna Steyr Fahrzeugtechnik AG & Co KG, a limited liability partnership established and existing under the laws of Austria, an affiliate of Magna, and achieved the second milestone resulting in $58 million non-cash
increases of intangible assets and additional
paid-in-capital
in the condensed consolidated balance sheet. As of June 30, 2021, Magna satisfied the first and second milestones and the Company capitalized costs of $116 million as an intangible asset representing the future economic benefit to Fisker, Inc. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of June 30, 2021. The third milestone is start of pre-serial
production, which is not probable of being met as of June 30, 2021.

9. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll	$6,411	$686
Accrued professional fees	607	468
Accrued other	14	254
Accrued vendor expenses	18,385	—
Accrued legal cost	—	6,000

Total accrued expenses	$25,417	$7,408

As of June 30, 2021, accrued expenses include amounts owed to vendors but not yet invoiced in exchange for vendor purchases and research and development services and statutory withholdings for cash payments due to payroll tax agencies related to stock option exercises near the end of June 2021. Vendor purchases and research and development services are invoiced and included in accounts payable as of December 31, 2020. Certain estimates of accrued vendor expenses are based on actual costs incurred to date compared to expected total costs.

10. Loss Per Share
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

	Three-months Ended June 30,
	2021	2020
Numerator:
Net loss	$(46,222)	$(1,815)
Denominator:
Weighted average Class A common shares outstanding	162,921,645	241,166
Weighted average Class B common shares outstanding	132,354,128	105,191,937

Weighted average Class A and Class B common shares outstanding- Basic and Diluted	295,275,773	105,433,103

Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.16)	$(0.02)

	Six-months Ended June 30,
	2021	2020
Numerator:
Net loss	$(223,065)	$(2,941)
Denominator:
Weighted average Class A common shares outstanding	155,234,925	238,136
Weighted average Class B common shares outstanding	132,354,128	105,191,937

Weighted average Class A and Class B common shares outstanding- Basic and Diluted	287,589,053	105,430,073

Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.78)	$(0.03)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of June 30,
	2021	2020
Series A Convertible Preferred Stock	—	16,983,241
Series B Convertible Preferred Stock	—	3,765,685
Founders Convertible Preferred Stock	—	27,162,191
Bridge notes	—	4,374,929
Stock options and warrants	31,185,282	18,450,214

Total	31,185,282	70,736,260

11. Stock Based Compensation
Upon completion of the Business Combination, the 2016 Stock Plan renamed the 2020 Equity Incentive Plan (the “Plan”). All outstanding awards under the 2016 Stock Plan are modified to adopt the terms under the 2020 Equity Incentive Plan. The modifications are administrative in nature and have no effect on the valuation inputs, vesting conditions or equity classification of any of the outstanding original awards immediately before and after the close of the Business Combination. The Plan is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). The Plan added 24,097,751 shares of Class A Common Stock on October 29, 2020 to increase the maximum aggregate number of shares that may be issued under the Plan to 47,698,163 shares (subject to adjustments upon changes in capitalization, merger or certain other transactions). Also, upon completion of the Business Combination, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which up to 3,213,034 Class A Common Stock may be issued. As of June 30, 2021, no shares have been issued under the ESPP.
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
During the six months ended June 30, 2021, the Company granted employees, who rendered services during the year ended December 31, 2020 and were employees of the Company on the grant date, a restricted stock unit award based in proportion to the service period beginning from the employee’s hire date to the end of 2020. The restricted stock unit awards vested on the grant date which resulted in the release of 36,025 shares of Class A common stock, net of 20,232 shares withheld to pay for statutory withholding taxes, equal to stock-based compensation expense of $0.7 million recognized in the three-months ended June 30, 2021. The Company’s founders declined to receive an award related to performance in 2020. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member received an annual RSU equal to $200,000 granted on June 8, 2021 (the date of the Company’s annual shareholders’ meeting) or 15,723 shares of Class A common stock which vests in 25% increments at the end of each calendar quarter.

The following table summarizes option activity under the Plan:

	Shares Available For Grant	Options and restricted stock awards	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of January 1, 2021	28,974,067	18,724,096	0.69	6.5
Granted	(849,978)	849,978	16.60
Exercised	—	(901,406)	0.23
Restricted stock unit awards released	—	(97,059)	N/A
Forfeited or surrendered for taxes	385,867	(360,313)	3.39

Balance as of June 30, 2021	28,509,956	18,215,296	1.26	6.1

The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes op
t
ion pricing model, with the following range of assumptions:

Six-months Ended June 30, 2021
Expected term (in years)	6.3
Volatility	90.2% to 99%
Dividend yield	0.0%
Risk-free interest rate	0.63% to 1.22%
Common stock price	$19.28
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

Stock-based compensation expense is as follows (in thousands):

	Three-months Ended June 30,
	2021	2020
General and administrative expense	$444	$30
Research and development	1,774	22

Total	2,218	52

	Six-months Ended June 30,
	2021	2020
General and administrative expense	$617	$38
Research and development	2,418	32

Total	3,035	70
12. Related Party Transactions
In July 2019 and in June 2020, the Company entered into bridge note payables with Roderick K. Randall, a member of the Company’s Board of Directors, and The Randall Group Fisker Series C, for which Mr. Randall is the Managing Director, for the principal sum of $100,000 and $220,000, respectively. In addition, Legacy Fisker sold 1,236,610 shares of Series A preferred stock to Mr. Randall and Series Fisker, a separate series of The Randall Group, LLC, for which Mr. Randall is the Series Manager, for $924,984. The bridge notes and Series A preferred stock were converted into 3,402,528 shares of Class A Common Stock at an exchange ratio of 2.7162 upon completion of the Business Combination. The Company also had a consulting agreement with Mr. Randall dated May 1, 2017. In connection with the consulting agreement, he received an option grant to purchase 159,769 shares (post business combination) of our Class A common stock. Also, Mr. Randall received option grants to purchase 67,905 and 13,581 shares (post business combination) of our Class A common stock on June 22, 2020 and an annual Board of Directors restricted stock unit award for 15,723 shares of Class A common stock vesting quarterly over twelve months from the date of our annual shareholders’ meeting on June 8, 2021.
In 2018, Legacy Fisker sold 135,000 shares of Series A preferred stock to the Nadine I. Watt Jameson Family Trust, a trust controlled by Mrs. Watt, a member of the Company’s Board of Directors, and her spouse, G. Andrew Jameson, for $100,980. The Series A preferred stock were converted into 366,690 shares of Class A Common Stock at an exchange ratio of 2.7162 upon completion of the Business Combination. Mrs. Watt received an option grant to purchase 13,581 shares (post business combination) of our Class A common stock on June 22, 2020 and Mr. Jameson received an option grant to purchase 14,939 shares (post business combination) of our Class A common stock on September 21, 2020 in exchange for providing consulting services. Under the Company’s Outside Director Compensation Policy, Mrs. Watt received an annual Board of Directors restricted stock unit award for 15,723 shares of Class A common stock vesting quarterly over twelve months from the date of our annual shareholders’ meeting on June 8, 2021.
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors and granted him a restricted stock unit representing 2,711 shares of Class A common stock, which vested on the date of the Company’s annual meeting held on June 8, 2021. Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the three-months ended June 30, 2021 and 2020, the Company incurred expenses for legal services rendered by Orrick totaling approximately $0.3 million and $0.1 million, respectively, and $0.4 million and $0.2 million for the six-months
ended June 30, 2021 and 2020. Mr. Zuklie also holds 54,461 shares of Class A Common Stock as of March 31, 2021. Under the Company’s Outside Director Compensation Policy, Mr. Zuklie received an annual Board of Directors restricted stock unit award for 15,723 shares of Class A common stock vesting quarterly over twelve months from the date of the Company’s annual shareholders’ meeting on June 8, 2021.
13. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Inception Lease
February 2021, the Company entered into a First Amendment to Lease Agreement (the “Amendment”) with Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common (together, “Continental”). Continental is the lessor of the

Company’s corporate headquarters in Manhattan Beach, California (Inception). The Amendment provides for, among other things, (a) an increase in the rentable square feet from approximately
72,000
square feet to approximately
78,500
square feet, (b) a modification to the term of the lease to be
69
months from February
1
,
2021
, with no option to extend, and (c) an adjustment to the base rental amounts payable by the Company to Continental during the term of the lease. The Company substantially completed its construction of improvements to the property that are owned by Continental in May
2021
at which time the lease commenced. The Company recorded

a
non-cash
transaction to recognize
a lease liability of $
17.9
 million and
right-of-use
asset of $
18.3
 million. We assumed an incremental borrowing rate of
5.25
% and a lease term equal to the remaining lease term of
66
months from the commencement of the lease.

Contractual lease payments for Inception total $0.9 million for the remainder of 2021, $3.8 million for 2022, and $16 million for 2023 and thereafter.
Foxconn Arrangement
In May 2021, the Company entered into framework agreements with Hon Hai Technology Group (“Foxconn”) supporting the joint development and manufacturing of project ‘PEAR’ (Personal Electric Automotive Revolution), a project to develop a new electric vehicle. Under the agreements, the Company and Foxconn will jointly invest into Project PEAR, with each company taking proceeds from the successful delivery of the program. The Company will work with Foxconn on a new lightweight platform designated ‘FP28’, leveraging technological expertise from each company to support Project PEAR and potential future vehicles. In support of the work on Project PEAR, the two companies have established a co-located
program management office between the U.S. and Taiwan to coordinate design, engineering, purchasing, and manufacturing operations. Following an extensive review of manufacturing sites, the two companies will make significant efforts to develop and execute a manufacturing plan capable of supporting the planned start of production.
Magna Contracts
In June 2021, the Company and Magna entered into a long-term manufacturing agreement (the “Detailed Manufacturing Agreement”) and confirmed that production of the Fisker Ocean SUV is projected to occur in Europe. The Detailed Manufacturing Agreement specifies planned volumes, manufacturing costs and quality metrics over the Ocean program’s lifecycle through 2029. It covers all stages, including the critical planning and launch phases. The Company also has contracts with Magna International and its various subsidiaries and affiliates to produce certain components for the Ocean.
14. Subsequent Events
The Company has completed an evaluation of all subsequent events through the filing of this report to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.
On July 28, 2021, the Company made a $10 million commitment for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The planned merger is expected to close in the fourth quarter of 2021 which will trigger our investment commitment. Fisker is the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe. The Company is evaluating the accounting effects of the investment and partnership.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report.
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

a proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on a third-party supplied EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s work to adapt the Fisker Ocean design to a base vehicle platform developed by Magna Steyr Fahrzeugtechnik AG & Co KG, a limited liability partnership established and existing under the laws of Austria (“Magna Steyr”), an affiliate of Magna International, Inc. (“Magna”). This development with Magna Steyr began in September 2020 and passed the first and second engineering gateways in November 2020 and March 2021, respectively. Fisker believes it is well-positioned through its global premium EV brand, its renowned design capabilities, its sustainability focus, and its asset-light and low overhead, direct to consumer business model which enables products like the Fisker Ocean to be priced roughly equivalent to internal combustion engine-powered SUV’s from premium brand competitors.
The Fisker Ocean is targeting a large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model such as the BMW X3 Series or Tesla Model Y) of the electric SUV market. Fisker expects to begin production of the Ocean as early as the fourth quarter of 2022.
The Fisker Ocean, a five-passenger electric SUV, will be differentiated in the marketplace by its innovative, timeless design and true SUV shape (compared to primarily hatchback EV competitors), advanced powertrain technology (estimated range of up to 250 miles for base version and approximately 300 to 350 miles for higher trim levels, final EPA test results to be verified and may vary), state of the art advanced driver assistance system (“ADAS”) capabilities, a re-imagined customer
experience delivered through an advanced software-based user interface, compelling price as compared to EV competitors, sustainability focus beyond simply zero emission driving, and Fisker-unique optional features such as California Mode (patent pending) and a solar photovoltaic roof. The Fisker Ocean is designed for a high degree of sustainability, with an eco-suede interior
trim made from recycled polyester, and carpeting from fishing nets and plastic bottles recycled from ocean waste, among many other sustainable features. Some of these differentiating factors resulted in the Fisker Ocean prototype being the most awarded new automobile at CES 2020 by Time, Newsweek, Business Insider, CNET and others.
Fisker believes its innovative business model,
including E-Mobility-as-a-Service (“EMaaS”),
will revolutionize how consumers view personal transportation and car ownership. Over time, Fisker plans to combine a customer-focused experience with flexible leasing options, affordable monthly payments and no fixed lease terms, in addition to direct-to-consumer
sales. Through an innovative platform sharing partnership strategy, Fisker believes that it will be able to significantly reduce the capital intensity and development time typically associated with developing and manufacturing vehicles, while maintaining flexibility and optionality in component sourcing and manufacturing due to
Fisker’s FF-PAD proprietary
process. Through
Fisker’s FF-PAD proprietary
process, Fisker is currently working with Magna Steyr to develop a proprietary electric vehicle platform called FM29 that will underpin Fisker Ocean and at least one additional nameplate. Fisker is currently also working with Foxconn and its subsidiaries to develop an additional proprietary electric vehicle platform called FP28 that will underpin Fisker PEAR. Fisker may cooperate with one or more additional industry-leading original equipment manufacturers (“OEMs”), technology companies, and/or tier-one automotive
suppliers for platform sharing and access to procurement networks, while focusing on key differentiators in innovative design, software and user interface. Multiple platform-sharing partners is intended to accelerate growth in Fisker’s portfolio of electric vehicle offerings and support a portfolio of four vehicles by 2025. Fisker envisions a go-to-market strategy
with
both web- and app-based digital
sales, loan financing approvals, leasing, and service management, with limited reliance on traditional brick-and-mortar “sales-and-service” dealer
networks. Fisker believes that this customer-focused approach will drive revenue, user satisfaction and higher margins than competitors.
The Business Combination
Fisker was originally incorporated in the State of Delaware in October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp. (“Spartan”), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Spartan completed its IPO in August 2018. In October 2020, Spartan’s wholly-owned subsidiary merged with and into Fisker Holdings, Inc. (f/k/a Fisker Inc.) a Delaware corporation (“Legacy Fisker”), with Legacy Fisker surviving the merger as a wholly-owned subsidiary of Spartan (the “Business Combination”). In connection with the consummation of the Business Combination (the “Closing”), Spartan changed its name to Fisker Inc.
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
Key Trends, Opportunities and Uncertainties
Fisker is
a pre-revenue company
and believes that its future performance and success depends to a substantial extent on the ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of our Annual Report on Form
10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021 titled “
Risk Factors
.”
Partnering with Industry-Leading OEMs
and/or Tier-One Automotive
Suppliers
Magna Steyr / FM29 Platform (Fisker Ocean)
On October 14, 2020, Fisker and Spartan entered into a Cooperation Agreement with Magna setting forth certain terms for the development of a full electric vehicle (the “Cooperation Agreement”). That Cooperation Agreement sets out the main terms and conditions of operational phase agreements (the “Operational Phase Agreements”) that were subsequently entered into by and between Fisker and Magna (or its affiliates). On December 17, 2020, Fisker entered into the platform-sharing and initial manufacturing Operational Phase Agreements referenced in the Cooperation Agreement. On June 12, 2021, Fisker entered into the detailed manufacturing agreement referenced in the Cooperation Agreement.

Hon Hai Technology Group / FP28 (Fisker Pear)
On May 13, 2021, the Company announced it signed framework agreements with Hon Hai Technology Group (Foxconn) supporting the joint development and manufacturing of project ‘PEAR’ (Personal Electric Automotive Revolution), a project to develop a new breakthrough electric vehicle. Under the agreements, the Company and Foxconn will jointly invest into Project PEAR, with each company taking proceeds from the successful delivery of the program. The Company will work with Foxconn on a new lightweight platform designated ‘FP28’, leveraging technological expertise from each company to support Project PEAR and potential future vehicles. In support of the work on Project PEAR, the two companies have established a co-located
program management office between the U.S. and Taiwan to coordinate design, engineering, purchasing, and manufacturing operations. Following an extensive review of manufacturing sites, the two companies will make significant efforts to develop and execute a manufacturing plan capable of supporting the planned start of production.

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
for Fisker Ocean
start-of-production
on November 17, 2022 and intends to meet timing, cost and quality expectations while optimally matching its cost structure with its projected production ramp by leveraging such partnerships and trained workforces. Remaining hardware agnostic allows for selection of partners, components, and manufacturing decisions to be based on both timeline and cost advantages and enables Fisker to focus on delivering truly innovative design features, a superior customer experience, and a leading user interface that leverages sophisticated software and other technology advancements.
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
(i.e. cars, hatchbacks, minivans, etc.). Fisker believes that it will be well positioned to be the primary alternative to Tesla in this segment with the Ocean priced around the base price of the Model 3 and below the base price of the Model Y. While Fisker will compete with other EV startups, many of them are moving into the higher luxury priced segments due to the lack of volume pricing of components that Fisker expects to obtain through platform sharing partnerships with industry-leading OEMs and/or tier-one automotive
suppliers. To expand market share and attract customers from competitors, Fisker must continue to innovate and convert successful research and development efforts into differentiated products, including new EV models.
Fisker is also working to quantify the sustainability advancements and claims that the Fisker brand would produce the most sustainable vehicles in the world, which it believes will be an increasingly important differentiator among a growing subset of consumers. To this end, an internal analysis resulted in an announcement in June 2021 that Fisker aims to produce a 100% climate-neutral vehicle, without the use of purchased carbon offsets, in 2027. In Fisker’s pursuit of these objectives, it will be in competition with substantially larger and better capitalized vehicle manufacturers. While Fisker believes that the low-capital-intensity platform
sharing partnership strategy, together
with direct-to-customer commercialization,
provides the Company with an advantage relative to traditional and other established auto manufacturers, Fisker’s better capitalized competitors may seek to undercut the pricing or compete directly with Fisker’s designs by replicating their features. In addition, while Fisker believes that its strong management team forms the necessary backbone to execute on its strategy, the Company expects to compete for talent, as Fisker’s future growth will depend on hiring qualified and experienced personnel to operate all aspects of the business as it prepares to launch commercial operations.

Commercialization
Fisker currently anticipates commencing production of the Fisker Ocean in the fourth quarter of 2022, with initial customer deliveries in late 2022 at the earliest.
As of August 2, 2021, we are approaching 17,500 retail reservations and 1,400 fleet reservations. This is after accounting for about 1,700 retail customers who have canceled over time. Fisker has obtained over 65,000 indications of interest through the Flexee app (meaning the Flexee App has been downloaded and the potential purchaser has provided a contact phone number) and internet, reflecting the significant public interest in the Fisker Ocean.
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
Regulatory Landscape
Fisker operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “
Information about Fisker—Government Regulation and Credits
.” For example, a federal tax credit of $7,500 may be available to U.S. purchasers of Fisker vehicles, which would bring the effective estimated purchase price of the base Fisker Ocean model to approximately $30,000. On August 5, 2021, President Biden announced an executive order aimed at making half of all new vehicles sold in 2030 electric. Fisker recently issued a call to action to implement a program called “75 And More For 55 And Less”, which would include a point-of-sale
rebate (as opposed to the current tax credit) of $7,500 plus $10 for every mile of
EPA-certified
driving range, for any EV priced at $55,000 and less. Fisker believes this type of program would focus EV purchase support towards consumers that most require an incentive and would also incentivize all OEM’s to focus development efforts on affordable EV’s, as Fisker has done. Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive
suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it will have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.
Basis of Presentation
Fisker currently conducts its business through one operating segment. As a company with no commercial operations and limited revenues derived from merchandise sales, which in not core to our ongoing business, Fisker’s activities to date have been limited and were conducted primarily in the United States and its historical results are reported under U.S. GAAP and in U.S. dollars. Upon commencement of commercial operations, Fisker expects to expand its global operations substantially, including in the USA and the European Union, and as a result Fisker expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, Fisker expects that the financial results it reports for periods after it begins commercial operations will not be comparable to the financial results included in this report or Fisker’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021.
Components of Results of Operations
Fisker is an early stage company and its historical results may not be indicative of its future results for reasons that may be difficult to anticipate. Accordingly, the drivers of Fisker’s future financial results, as well as the components of such results, may not be comparable to Fisker’s historical or projected results of operations.

Revenues
Fisker has not begun its primary commercial operations, which will focus on the production and sale of its vehicles. Once Fisker commences production and commercialization of its vehicles, it expects that the significant majority of its revenue will be initially derived from direct sales of Fisker Ocean SUVs and, subsequently, from flexible leases of its vehicles. In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. While merchandise sales are not intended to be significant portion of Fisker’s results once production of vehicles begins, Fisker generated revenue from such sales during 2021.
Cost of Goods Sold
To date, Fisker has not recorded cost of goods sold from its vehicle sales, as it has not recorded commercial revenues from the sales of its vehicles. Once Fisker commences the commercial production and sale of its vehicles, it expects cost of goods sold to include mainly vehicle components and parts, including batteries, direct labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses. Related to the 2021 launch of “Fisker Edition” apparel and goods, Fisker realized cost of goods sold in 2021.
General and Administrative Expense
General and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions and expenses for outside professional services, including legal, accounting and other advisory services.
Fisker is rapidly expanding its personnel headcount, in anticipation of the start of production of its vehicles. Accordingly, Fisker expects its general and administrative expenses to increase significantly in the near term and for the foreseeable future. For example, the company expects general and administrative expenses, excluding stock-based compensation expenses, in the year ended December 31, 2021 to be in the range of
$35-$40 million
as compared to $22.3 million in the year ended December 31, 2020 as we plan for expenses related to the commencement of commercial operations such as facilities, marketing and advertising costs.
Research and Development Expense
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the first prototype. As Fisker ramps up for commercial operations, it anticipates that research and development expenses will increase for the foreseeable future as the Company expands its hiring of engineers and designers and continues to invest in new vehicle model design and development of technology. For example, the company expects research and development expenses, excluding stock-based compensation expenses, in the year ended December 31, 2021 to be in the range of $260 - $280 million as compared to $21.1 million in the year ended December 31, 2020.
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

Results of Operations
Comparison of the Three-Months Ended June 30, 2021 to the Three-Months Ended June 30, 2020
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three-Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$27	—	$27	n.m.
Cost of goods sold	14	—	14	n.m.

Gross Margin	13	—	13	n.m.
Operating costs and expenses:
General and administrative	7,908	1,103	6,805	n.m.
Research and development	45,245	192	45,053	n.m.

Total operating costs and expenses	53,153	1,295	51,858	n.m.

Loss from operations	(53,140)	(1,295)	(51,845)	n.m.
Other income (expense):
Other income (expense)	(89)	4	(93)	n.m.
Interest income	105	2	103	n.m.
Interest expense	—	(313)	313	n.m.
Change in fair value of derivatives	6,814	(154)	6,968	n.m.
Foreign currency gain (loss)	88	(59)	147	n.m.

Total other income (expense)	6,918	(520)	7,438	n.m.

Net Loss	$(46,222)	(1,815)	(44,407)	n.m.

n.m. = not meaningful.
Revenue and cost of goods sold
During the three-months ended June 30, 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $27,000 with related costs of goods sold of $14,000 resulting in a gross margin of $13,000 during the three-month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.
General and Administrative
General and administrative expenses increased by $6.8 million from $1.1 million during the three-months ended June 30, 2020 to $7.9 million during the three-months ended June 30, 2021, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, and stock based compensation, which includes restricted stock unit awards granted to employees during the three months ended June 30, 2021 relating to the 2020 performance year. General and administrative expenses includes stock-based compensation expense of $444,000 and $30,000 for the three months ended June 30, 2021 and 2020, respectively. Overall, total headcount for the Company increased to 236 employees as of August 2, 2021, compared to 101 employees as of December 31, 2020 and 81 employees as of October 29, 2020, the date of the closing of our reverse merger.

On March 18, 2021, the Board of Directors of Fisker, approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.
Research and Development
Research and development expenses increased by $45.1 million from $0.2 million during the three-months ended June 30, 2020 to $45.3 million during the three-months ended June 30, 2021. The increase primarily relates to an increase in headcount of full-time employees as of June 30, 2021, research and development efforts associated with the Ocean and PEAR vehicle programs, and payments to suppliers indicating progress on serial design and development of unique components. Research and development expenses includes stock-based compensation expense of $1.8 million and $22,000 for the three-months ended June 30, 2021 and 2020, respectively.
Interest Expense
The Company did not have interest expense during the three-months ended June 30, 2021 as it did not have debt during the three-month period then ended. Interest expense was $0.3 million during the three-months ended June 30, 2020.

Change in Fair Value of Derivatives and Convertible Security
The change in fair value of embedded derivatives amounted to a non-cash
gain of $6.8 million during the three-months ended June 30, 2021 compared to a non-cash
loss of $0.2 million during the three-months ended June 30, 2020.
Foreign Currency Gain (Loss)
Fisker recorded foreign currency gains of $88,000 during the three-months ended June 30, 2021 compared to losses of $59,000 during the three-months ended June 30, 2020 due to weakening Euro currency rates. For the remainder of 2021, Fisker expects its EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase significantly and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Net Loss
Net loss was $46.2 million during the three-months ended June 30, 2021, an increase of $44.4 million from a net loss of $1.8 million during the three-months ended June 30, 2020, for the reasons discussed above.
Comparison of the
Six-Months
Ended June 30, 2021 to the
Six-Months
Ended June 30, 2020
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Six-Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$49	—	$49	n.m.
Cost of goods sold	31	—	31	n.m.

Gross Margin	18	—	18	n.m.
Operating costs and expenses:
General and administrative	13,740	1,535	12,205	n.m.
Research and development	72,516	560	71,956	n.m.

Total operating costs and expenses	86,256	2,095	84,161	n.m.

Loss from operations	(86,238)	(2,095)	(84,143)	n.m.
Other income (expense):
Other income (expense)	(13)	8	(21)	n.m.
Interest income	261	5	256	n.m.
Interest expense	—	(562)	562	n.m.
Change in fair value of derivatives	(138,436)	(260)	(138,176)	n.m.
Foreign currency gain (loss)	1,361	(37)	1,398	n.m.

Total other income (expense)	(136,827)	(846)	(135,981)	n.m.

Net Loss	$(223,065)	(2,941)	(220,124)	n.m.

n.m. = not meaningful.
Revenue and cost of goods sold
During the
six-months
ended June 30, 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $49,000 with related costs of goods sold of $31,000 resulting in a gross margin of $18,000 during the six-month
period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.

General and Administrative
General and administrative expenses increased by $12.2 million from $1.5 million during the six-months
ended June 30, 2020 to $13.7 million during the
six-months
ended June 30, 2021, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, and stock based compensation, which includes restricted stock unit awards granted to employees during the three months ended June 30, 2021 relating to the 2020 performance year. General and administrative expenses includes stock-based compensation expense of $617,000 and $38,000 for the six-months
ended June 30, 2021 and 2020, respectively.

On March 18, 2021, the Board of Directors of Fisker, approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.
Research and Development
Research and development expenses increased by $72 million from $0.5 million during the six-months
ended June 30, 2020 to $72.5 million during the
six-months
ended June 30, 2021. The increase primarily relates to an increase in headcount of full-time employees as of June 30, 2021, research and development efforts associated with the Ocean and PEAR vehicle programs, and payments to suppliers indicating progress on serial design and development of unique components. Research and development expenses includes stock-based compensation expense of $2.4 million and $32,000 for the six-months
ended June 30, 2021 and 2020, respectively.
Interest Expense
The Company did not have interest expense during the
six-months
ended June 30, 2021 as it did not have debt during the
six-month
period then ended. Interest expense was $0.6 million during the six-months
ended June 30, 2020.

Change in Fair Value of Derivatives and Convertible Security
The change in fair value of embedded derivatives amounted to a non-cash
loss of $138.4 million during the
six-months
ended June 30, 2021 compared to $0.3 million during the
six-months
ended June 30, 2020.
Foreign Currency Gain (Loss)
Fisker recorded foreign currency gains of $1.3 million during the six-months
ended June 30, 2021 compared to a $37,000 loss during the
six-months
ended June 30, 2020 due to weakening Euro currency rates which resulted in favorable currency gains upon settlement of our Euro-denominated liabilities in the first quarter of 2021. For the remainder of 2021, Fisker expects its EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase significantly and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Net Loss
Net loss was $223.1 million during the
six-months
ended June 30, 2021, an increase of $220.1 million from a net loss of $2.9 million during the six-months
ended June 30, 2020, for the reasons discussed above.
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
As of June 30, 2021, Fisker’s cash and cash equivalents amounted to $962 million and no debt outstanding.
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

Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Six-Months Ended June 30,
	2021	2020
	(dollar amounts in thousands)
Net cash used in operating activities	(56,927)	(1,139)
Net cash used in investing activities	(65,990)	—
Net cash provided by financing activities	94,125	2,906
Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As Fisker continues to accelerate hiring in line with development and production of the Ocean, Fisker expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business. Operating lease commitments as of June 30, 2021 will result in cash payments of $1.3 million for the remainder of 2021 and $4.6 million for 2022, and $17.6 million for 2023 and thereafter. Fisker’s new headquarters, Inception, located in Manhattan Beach, California, commenced in May 2021 resulting incremental operating lease commitments of $0.9 million for the remainder of 2021, $3.8 million for 2022, and $16 million for 2023 and thereafter. It is expected that Fisker will execute a new lease in Europe and at least one new lease for a U.S.-based experience center. In total, Fisker is projecting to use cash in excess of $260 million for combined SG&A and R&D activities during 2021.
Net cash used in operating activities increased by $55.8 million from $1.1 million during the six-months
ended June 30, 2020 to $56.9 million during the
six-months
ended June 30, 2021.
Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment. During the six-months
ended June 30, 2021, the Company acquired intangible assets related to development of the Fisker Ocean and production of its parts that totaled $64.3 million and capitalized certain expenditures associated with R&D capital assets that benefit our vehicle program development in future periods. Fisker continues to expect 2021 capital expenditures for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure to range between $195 million and $210 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment begins to be installed at both vehicle assembly and supplier facilities over the remainder of 2021.
Fisker used cash of $66 million for investing activities during the six-months
ended June 30, 2021 compared to no cash expenditures for investing activities during the corresponding six-month
period ended June 30, 2020.
On July 28, 2021, the Company made a $10 million commitment for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The planned merger is expected to close in the fourth quarter of 2021 which will trigger our investment commitment. Fisker is the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe.
Cash Flows from Financing Activities
Through June 30, 2021, Fisker has financed its operations primarily through the sale of equity securities, and, to a lesser extent, convertible notes.
Net cash from financing activities was $94.1 million during the six-months
ended June 30, 2021, reflecting the proceeds of $89 million from public warrant holders who exercised 7,733,400 warrants to acquire a corresponding equal number of Class A common stock and $5.1 million from option exercises. Net cash from financing activities was $2.9 million during the six-months
ended June 30, 2020 primarily derived from proceeds received for the issuance of bridge notes.

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

	Three-Months Ended June 30,
	2021	2020
GAAP Loss from operations	$(53,140)	$(1,295)
Add: stock based compensation	2,218	52

Non-GAAP Adjusted loss from operations	$(50,922)	$(1,243)

	Six-Months Ended June 30,
	2021	2020
GAAP Loss from operations	$(86,238)	$(2,095)
Add: stock based compensation	3,035	70

Non-GAAP Adjusted loss from operations	$(83,203)	$(2,025)

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
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on
Form 10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021. There have been no material changes to our critical accounting policies and estimates since our Annual Report on
Form 10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021.
Emerging Growth Company Status
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
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements included elsewhere in this Form
10-Q
for more information about recent accounting pronouncements, the timing of their adoption, and Fisker’s assessment, to the extent it has made one, of their potential impact on Fisker’s financial condition and its results of operations and cash flows.

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
and 15d-15(e)
under the Exchange Act as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness in internal control over financial reporting described below.
As of June 30, 2021, we have not experienced any significant impact to our internal control over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19
pandemic. We are continually monitoring and assessing
the COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Changes in Internal Control over Financial Reporting
Management has concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2020 as a result of a control related to the evaluation of accounting for complex transactions with potential derivative accounting implications that did not operate effectively in the instance of evaluating potential tender offer scenarios and valuation models associated with the repricing of warrant instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the Restatement of our consolidated financial statements as of and for the year ended December 31, 2020. We are taking actions to remediate the material weakness relating to our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three-months ended June 30, 2021 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this report.
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
 Risk Factors
 in our most recent Annual Report filed on Form
10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021, which could materially affect our business, financial condition or future results.
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
The full extent to which
the COVID-19
pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19
pandemic has subsided, we may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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
As of August 12, 2021, the Magna Warrants to purchase an aggregate of approximately 12,969,986 million shares of our Class A Common Stock were outstanding and exercisable. The exercise price of these warrants are $0.01 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable
Item 3. Defaults Upon Senior Securities.
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information.
Not applicable

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

10.1*	Detailed Manufacturing Agreement effective June 12, 2021 by and between Fisker Group Inc. and Magna Steyr Fahrzeugtechnik AG & Co KG	8-K	001-38625	10.1	6/17/21

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Coverpage Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*
The schedules to this Exhibit have been omitted in accordance with Regulation
S-K
Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange

Commission upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2021.

FISKER INC.

By:
/s/ Dr. Geeta Gupta
Name: Dr. Geeta Gupta
Title: Chief Financial Officer and Chief Operating Officer