Form 10-Q
period 2021-09-30
Fisker Inc./DE
filed 2021-11-15
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act
).    Yes  ☐    No  ☒
As of November 11, 2021, the registrant had 163,840,984 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on
Form 10-Q
(this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to grow and manage growth profitably;

•	our ability to enter into binding contracts with OEMs or tier-one suppliers in order to execute on our business plan;

•	our ability to execute our business model, including market acceptance of our planned products and services;

•	our expansion plans and opportunities;

•	our expectations regarding future expenditures;

•	our ability to raise capital in the future;

•	our ability to attract and retain qualified employees and key personnel;

•	the possibility that we may be adversely affected by other economic, business or competitive factors;

•	our ability to maintain the listing of our Class A common stock, par value $0.00001 per share (“Class A Common Stock”) on the NYSE;

•	changes in applicable laws or regulations;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	the possibility that COVID-19 may adversely affect the results of our operations, financial position and cash flows; and

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	As of September 30, 2021	As of December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,400,411	$991,158
Prepaid expenses and other current assets	22,856	9,872

Total current assets	1,423,267	1,001,030

Non-current assets:
Property and equipment, net	18,558	945
Intangible assets	200,089	58,041
Right-of-use assets, net	19,178	2,548
Other non-current assets	1,352	1,329

Total non-current assets	239,177	62,863

TOTAL ASSETS	$1,662,444	$1,063,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,142	$5,159
Accrued expenses	60,198	7,408
Lease liabilities	4,023	655

Total current liabilities	77,363	13,222

Non-current liabilities:
Customer deposits	5,085	3,527
Warrants liability	—	138,102
Lease liabilities	15,831	1,912
Convertible senior notes	659,129	—

Total non-current liabilities	680,045	143,541

Total liabilities	757,408	156,763

COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 163,816,328 and 144,912,362 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	1,385,846	1,055,128
Accumulated deficit	(480,813)	(147,904)
Receivable for warrant exercises	—	(96)

Total stockholders’ equity	905,036	907,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,662,444	$1,063,893

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months ended September 30, 2021 and 2020
(In thousands, except share and per share data)
(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020

Revenue	$15	—	$65	—
Cost of goods sold	16	—	47	—

Gross margin	(1)	—	18	—
Operating costs and expenses:
General and administrative	10,273	$6,521	24,012	8,056
Research and development	99,291	3,402	171,807	3,963

Total operating costs and expenses	109,564	9,923	195,819	12,019

Loss from operations	(109,565)	(9,923)	(195,801)	(12,019)
Other income (expense):
Other income (expense)	(84)	6	(98)	15
Interest income	155	8	415	13
Interest expense	(2,147)	(765)	(2,147)	(1,326)
Change in fair value of derivatives	—	(29,149)	(138,436)	(29,409)
Foreign currency gain (loss)	1,797	159	3,158	122

Total other income (expense)	(279)	(29,741)	(137,108)	(30,585)

Net loss	$(109,844)	$(39,664)	(332,909)	(42,604)

Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.37)	$(0.38)	$(1.15)	$(0.40)

Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	296,133,530	105,549,787	290,445,265	105,476,293

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2021	—	$—	—	$—	—	$—	163,711,901	$2	132,354,128	$1	$1,481,556	$—	$(370,969)	$1,110,590

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,043	—	—	1,043
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	—	—	—	—	—	—	104,427	—	—	—	35	—	—	35
Purchase of capped call options	—	—	—	—	—	—		—	—	—	(96,788)	—		(96,788)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(109,844)	(109,844)

Balance at September 30, 2021	—	$—	—	$—	—	$—	163,816,328	$2	132,354,128	$1	$1,385,846	$—	$(480,813)	$905,036

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2020	—	$—	—	$—	—	$—	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$(147,904)	$907,130

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,078	—	—	4,078
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	—	—	—	—	—	—	1,095,446	—	—	—	(53)	—	—	(53)
Exercise of warrants							27,751,587	1	—	—	365,463	458	—	365,922
Shares surrendered upon exercise of warrants	—	—	—	—	—	—	(9,943,067)	—	—	—	—	(384)	—	(384)
Purchase of capped call option	—	—	—	—	—	—	—	—	—	—	(96,788)	—	—	(96,788)
Stock issuance costs and redemption payments	—	—	—	—	—	—	—	—	—	—	(22)	22	—	—
Vesting of Magna warrants	—	—	—	—	—	—	—	—	—	—	58,040	—	—	58,040
Receivable for warrant exercises collected	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(332,909)	(332,909)

Balance at September 30, 2021	—	$—	—	$—	—	$—	163,816,328	$2	132,354,128	$1	$1,385,846	$—	$(480,813)	$905,036

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2020	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	266,015	$—	105,191,937	$1	$849	$—	$(20,840)	$(19,990)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	264	—	—	264
Exercise of stock option	—	—	—	—	—	—	91,832	—	—	—	60	—	—	60
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(39,664)	(39,664)

Balance at September 30, 2020	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	357,847	$—	105,191,937	$1	$1,173	$—	$(60,504)	$(59,330)

	Series A Convertible Preferred		Series B Convertible Preferred		Founders Convertible Preferred		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2019	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	210,863	$—	105,191,937	$1	$756	$—	$(17,900)	$(17,143)

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	334	—	—	334
Exercise of stock option	—	—	—	—	—	—	146,984	—	—	—	83	—	—	83
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,604)	(42,604)

Balance at September 30, 2020	16,983,241	$4,634	3,765,685	$6,386	27,162,191	$—	357,847	$—	105,191,937	$1	$1,173	$—	$(60,504)	$(59,330)

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Nine- Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(332,909)	$(42,604)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	4,078	334
Depreciation	397	26
Amortization of right-of-use asset	1,683	101
Accretion of debt issuance costs	153	1,091
Change in fair value of derivative liabilities	138,436	29,409
Reclassification of expensed payments to arrangers of convertible security	—	3,500
Unrealized loss on foreign currency transactions	(1,693)	12
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(12,945)	(745)
Accounts payable and accrued expenses	41,891	(952)
Customer deposits	1,558	1,994
Change in operating lease liability	(1,026)	(107)

Net cash (used in) provided by operating activities	(160,377)	(7,941)

Cash Flows from Investing Activities:
Purchases of property and equipment and intangible asset	(81,828)	(224)

Net cash used in investing activities	(81,828)	(224)

Cash Flows from Financing Activities:
Proceeds from the issuance of bridge notes	—	5,371
Proceeds from issuance of convertible notes	667,500	46,500
Payments for debt issuance costs	(8,523)	—
Payments for capped call option	(96,788)	—
Payments of deferred offering costs	—	(671)
Proceeds from the exercise of warrants	89,023	—
Payments for redemption of unexercised warrants	(22)	—
Payments to tax authorities for statutory tax withholdings	(4,891)	—
Proceeds from the exercise of stock options	5,159	83

Net cash provided by financing activities	651,458	51,283

Net increase (decrease) in cash and cash equivalents	409,253	43,118
Cash and cash equivalents, beginning of the period	991,158	1,858

Cash and cash equivalents, end of the period	$1,400,411	$44,976

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)
1. Overview of the Company
Fisker Inc. (“Fisker” or the “Company”) was originally incorporated in the State of Delaware on
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
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and the condensed consolidated statements of changes in temporary equity and stockholders’ equity (deficit) for the three-months and nine-months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine-months ended September 30, 2021 and 2020, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on
Form 10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three-months and nine-months ended September 30, 2021 and 2020.
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
Going Concern, Liquidity and Capital Resources
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, the Company has incurred significant accumulated losses of approximately $481 million. As of September 30, 2021, the Company had approximately $1,400 million in cash and cash equivalents. The Company expects to continue to incur significant operating losses for the foreseeable future. Proceeds from the Business Combination, issuance of convertible senior notes, and exercised public warrants and options provide the Company the liquidity and capital resources to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance.
Supplier Risk
The Company continued nomination of suppliers with an accelerated phase during the quarter for engineering, development, testing, tooling and production of components for serial production of its vehicles. As of September 30, 2021, these supplier contracts do not represent unconditional purchase obligations with take-or-pay
or specified minimum quantities provisions.
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
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.
The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of September 30, 2021.
Debt issuance costs
Direct and incremental costs, including amounts paid to initial purchasers of the Company’s convertible notes, are directly attributed to efforts to obtain debt financing are debt issuance costs. Upon issuance of debt, the carrying value is the principal amount of debt reduced by any debt issuance costs. Debt issuance costs are attributed to interest expense and accreted over the expected term of the debt using the effective interest rate method.
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
No. 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This ASU also provides updated guidance regarding the impairment of available-for-sale
debt securities and includes additional disclosure requirements. The guidance is effective for non-public
companies, and public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission, for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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
In June 2020, the Company entered into an amendment to the note agreements with holders of the Company’s outstanding bridge notes to provide for amendments to the definition of the Next Equity Financing such that in the event of a Special Purpose Acquisition Company (“SPAC”) Transaction, as defined, prior to repayment or conversion in full of the note, immediately prior to such SPAC Transaction, the outstanding principal and any accrued but unpaid interest under the bridge notes would automatically convert into shares of Class A Common Stock of the Company (or, at the election of the Company, directly into proceeds paid to the holders of Class A Common Stock in connection with such SPAC Transaction) at a price per share that is 75% of the price per share of Class A Common Stock paid in such SPAC Transaction. Upon the Closing, the conversion feature upon a business combination was triggered for the bridge notes causing a conversion of the $10.0 million outstanding principal amount of these bridge notes at a specified price. The noteholders received 1,361,268 shares of Class A Common Stock of the Company as result of the conversion in connection with the Business Combination.
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
4. Fair value measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2021:
	Level 1	Level 2	Level 3	Total

Assets included in:
Money market funds included in cash and cash equivalents	$1,394,181	$—	$—	$1,394,181

Total fair value	$1,394,181	$—	$—	$1,394,181

	Fair Value Measured as of December 31, 2020:
	Level 1	Level 2	Level 3	Total

Assets included in:
Money market funds included in cash and cash equivalents	$987,728	$—	$—	$987,728

Total fair value	$987,728	$—	$—	$987,728

Liabilities included in:
Warrants liability	$90,487	$—	$47,615	$138,102

Total fair value	$90,487	$—	$47,615	$138,102

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.

The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of September 30, 2021, the fair value of the 2026 Notes was $649.1 million. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible notes in an over-the-counter
market on the last business day of the period.
The Company’s derivative liability for its private and public warrants are measured at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the private warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assess these assumptions and estimates on an on-going
basis as additional data impacting the assumptions and estimates are obtained. The Company uses an option pricing simulation to estimate the fair value of its private warrants, all of which were exercised in March 2021. The public warrants fair value is determined using its publicly traded prices (Level 1). During the three months ended June 30, 2021, the Company completed its redemption of all outstanding public warrants (refer to Note 8). Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations as a
non-operating
expense. For the nine-months ended September 30, 2021, the changes in the fair value of the derivative liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatilities upon exercise in March 2021.
The reconciliation of changes in Level 3 during the nine-months ended September 30, 2021 is as follows:

Balance as of December 31, 2020	$47,615
Change in fair value	63,526
Cashless exercise of warrants	(111,141)

Balance as of September 30, 2021	$—

5. Intangible assets
The Company has the following intangible assets (in thousands):

	As of September 30, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net

Capitalized cost - manufacturing	8 years	$200,089	$—	$200,089

		$200,089	$—	$200,089

	As of December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net

Capitalized cost - manufacturing	8 years	$58,041	$—	$58,041

		$58,041	$—	$58,041

The Company did
no
t
amortize the capitalized cost associated with the warrants vested and exercisable by Magna International, Inc. (“Magna”) for the year ended December 31, 2020 as amortization will commence on a straight-line basis with the start of production for the Fisker Ocean which is expected to occur in 2022. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 8 for additional information regarding the capitalization of costs upon issuance of warrants to Magna. Also, the Company capitalized certain costs associated with manufacturing of the Fisker Ocean and production of parts in 2021, including

$19.7
million capitalized and accrued for during the third quarter, which will be amortized on a straight-line basis beginning with the start of production for the Fisker Ocean over eight years.
6. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Machinery and equipment	$1,094	$130
Furniture and fixtures	189	67
IT hardware and software	2,516	820
Leasehold improvements	20	26
Construction in progress	15,233	—

Total property and equipment	19,052	1,043
Less: Accumulated depreciation and amortization	(494)	(98)

Property and equipment, net	18,558	$945

As of September 30, 2021, accounts payable includes acquired property and equipment of $0.9 million, which is excluded from net cash used in investing activities as reported in the condensed consolidated statement of cash flows for the nine-months ended September 30, 2021.

7. Customer Deposits
Customer deposits consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Customer reservation deposits	$4,331	$2,773
Customer SUV option	754	754

Total customer deposits	$5,085	$3,527

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
On March 19, 2021, the Company announced that it would redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A common stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remained outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). The Private Placement Warrants were not subject to this redemption. In addition, in accordance with the Warrant Agreement, the Company’s board of directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. For the unexercised 225,906 Public Warrants outstanding at the Redemption Date, the Company paid $2,259 to redeem the unexercised warrants in the second quarter of 2021. There are no Public Warrants outstanding as of September 30, 2021.

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
Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the nine-months ended September 30, 2021, is:

	Public warrants	Private warrants	Total

December 31, 2020	18,391,587	9,360,000	27,751,587
Shares issued for cash exercises	(7,733,400)		(7,733,400)
Shares issued for cashless exercises	(5,167,791)	(4,907,329)	(10,075,120)
Shares surrendered upon cashless exercise	(5,264,490)	(4,452,671)	(9,717,161)
Shares redeemed by Company for cash	(225,906)		(225,906)

September 30, 2021	—	—	—

Cashless exercises of public and private warrants increased additional paid-in
capital by $277 million for the nine-months ended September 30, 2021, respectively.
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
The cost upon achievement of each milestone is capitalized when it is probable that a milestone is met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. On June 12, 2021, Fisker Group Inc., a Delaware corporation, a wholly-owned subsidiary of Fisker Inc., entered into a detailed manufacturing agreement with Magna Steyr Fahrzeugtechnik AG & Co KG, a limited liability partnership established and existing under the laws of Austria, an affiliate of Magna, and achieved the second milestone resulting in $58 million non-cash
increases of intangible assets and additional
paid-in-capital
in the condensed consolidated balance sheet. As of September 30, 2021, Magna satisfied the first and second milestones and the Company capitalized costs of $116 million as an intangible asset representing the future economic benefit to Fisker, Inc. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of September 30, 2021. The third milestone is start of pre-serial
production, which is not probable of being met as of September 30, 2021.

9. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	September 30, 2021	December 31, 2020

Accrued payroll	$1,086	$686
Accrued professional fees	134	468
Accrued other	2,195	254
Accrued vendor expenses	56,783	—
Accrued legal cost	—	6,000

Total accrued expenses	$60,198	$7,408

As of September 30, 2021, accrued expenses include amounts owed to vendors but not yet invoiced in exchange for vendor purchases and research and development services. Vendor expenses and research and development services are invoiced and included in accounts payable as of December 31, 2020. Certain estimates of accrued vendor expenses are based on costs incurred to date.
10. Convertible Senior Notes
2026 Notes
In August 2021, we
issued
an aggregate of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes have been designated as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes consisted of a $625 million initial placement and an over-allotment option that provided the initial purchasers of the 2026 Notes with the option to purchase an additional $100.0 million aggregate principal amount of the 2026 Notes, of which $42.5 million was exercised. The 2026 Notes were issued pursuant to an indenture dated August 17, 2021. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and cash used to purchase the capped call transactions (“2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense.
The 2026 Notes are unsecured obligations which bear regular interest at
2.50
% annually and will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The 2026 Notes will mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 50.7743 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $19.70 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option prior to June 15, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2026 Notes on such trading day;

•
if we call such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called (or deemed called) for redemption; or

•	on the occurrence of specified corporate events.

On or after June 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2026 Notes who convert the 2026 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2026 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2026 Notes may require us to repurchase all or a portion of the 2026 Notes at a price equal to 100% of the principal amount of 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
We accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
As of September 30, 2021, the 2026 Notes consisted of the following:

Principal	$667,500
Unamortized debt issuance costs	(8,371)

Net carrying amount	$659,129

Interest expense related to the amortization of debt issuance costs was $0.2 million for the three and nine months ended September 30, 2021. Contractual interest expense was $2 million for the three and nine months ended September 30, 2021.
As of September 30, 2021, the
if-converted
value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of September 30, 2021. No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
Capped Call Transactions
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Call Transactions with certain counterparties at a net cost of $96.8 million. The 2026 Capped Call Transactions are purchased capped call options on 33.9 million shares Class A common stock, that, if exercised, can be net share settled, net cash settled, or settled in a combination of cash or shares consistent with the settlement elections made with respect to the 2026 Notes if converted. The cap price is initially $32.57 per share of our Class A common stock and subject to certain adjustments under the terms of the 2026 Capped Call Transactions. The strike price is initially $19.70 per share of Class A common stock, subject to customary anti-dilution adjustments that mirror corresponding adjustments for the 2026 Notes.
The 2026 Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock upon conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in
capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification.

11. Loss Per Share
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

	Three-months Ended September 30,
	2021	2020

Numerator:
Net loss	$(109,844)	$(39,664)
Denominator:
Weighted average Class A common shares outstanding	163,779,402	357,850
Weighted average Class B common shares outstanding	132,354,128	105,191,937

Weighted average Class A and Class B common shares outstanding- Basic and Diluted	296,133,530	105,549,787

Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.37)	$(0.38)

	Nine-months Ended September 30,
	2021	2020

Numerator:
Net loss	$(332,909)	$(42,604)
Denominator:
Weighted average Class A common shares outstanding	158,091,137	284,356
Weighted average Class B common shares outstanding	132,354,128	105,191,937

Weighted average Class A and Class B common shares outstanding- Basic and Diluted	290,445,265	105,476,293

Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(1.15)	$(0.40)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of September 30,
	2021	2020

Series A Convertible Preferred Stock	—	16,983,241
Series B Convertible Preferred Stock	—	3,765,685
Founders Convertible Preferred Stock	—	27,162,191
Bridge notes	—	5,947,731
Convertible equity security	—	5,882,352
Convertible senior notes	33,891,845	—
Stock options and warrants	31,185,282	18,920,177

Total	65,077,127	78,661,377

12. Stock Based Compensation
Upon completion of the Business Combination, the 2016 Stock Plan renamed the 2020 Equity Incentive Plan (the “Plan”). All outstanding awards under the 2016 Stock Plan are modified to adopt the terms under the 2020 Equity Incentive Plan. The modifications are administrative in nature and have no effect on the valuation inputs, vesting conditions or equity classification of any of the outstanding original awards immediately before and after the close of the Business Combination. The Plan is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). The Plan added 24,097,751 shares of Class A Common Stock on October 29, 2020 to increase the maximum aggregate number of shares that may be issued under the Plan to 47,798,209 shares (subject to adjustments upon changes in capitalization, merger or certain other transactions). Also, upon completion of the Business Combination, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which up to 3,213,034 Class A Common Stock may be issued. As of September 30, 2021, no shares have been issued under the ESPP.
Stock-based compensation expense is as follows (in thousands):

	Three-months Ended September 30,
	2021	2020

General and administrative expense	$209	$140
Research and development	834	124

Total	1,043	264

	Nine-months Ended September 30,

	2021	2020

General and administrative expense	$816	$178
Research and development	3,262	156

Total	4,078	334

Stock options
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

The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)

Balance as of January 1, 2021	18,724,096	0.69	6.5
Granted	920,443	16.00
Exercised	(977,952)	0.25
Forfeited	(510,235)	7.21

Balance as of September 30, 2021	18,156,352	1.31	5.8

The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

Nine-months Ended September 30, 2021
Expected term (in years)	6.3
Volatility	94.9% to 97.5%
Dividend yield	0.0%
Risk-free interest rate	0.90% to 1.02%
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
Restricted stock awards
During the nine months ended September 30, 2021, the Company granted employees, who rendered services during the year ended December 31, 2020 and were employees of the Company on the grant date, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of 2020. The restricted stock unit awards vested on the grant date which resulted in the release of 36,025 shares of Class A common stock, net of 20,232 shares withheld to pay for statutory withholding taxes, equal to stock-based compensation expense of $0.7 million recognized in the nine-months ended September 30, 2021. The Company’s founders declined to receive an award related to performance in 2020. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member received an annual RSU equal to $200,000 granted on June 8, 2021 (the date of the Company’s annual shareholders’ meeting) or 15,723 shares of Class A common stock which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”).
The number of Class A common shares granted to Outside Directors annually are based on the
30-day
average closing trading price of Class A common stock on the day preceding the grant date (“RSU Value”). When an Outside Director exercises his or her RSU Election, the number of Class A common shares equal the amount of cash subject to such RSU Election divided by the applicable RSU Value and are fully vested.

Performance-based restricted stock awards
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs will be awarded to any new employee hired in the fourth quarter of 2021 and during 2022 on a pro-rata
basis based on a reduction in time of service. The number of shares subject to a Grantee’s PRSU award equals the Grantee’s PRSU Value divided by the closing price per Class A common share on the service inception date, or if the service inception date is not a trading day, the closing price per Share on the closest trading day immediately prior to the service inception date; in each case rounded down to the nearest whole number. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which will occur when each performance conditions is achieved, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. As of September 30, 2021, the Company has approved and authorized PRSUs equal to
2,009,967
 shares of Class A common stock with a PRSU value of $27.8 million. Recognition of stock-based compensation occurs when the grant date is determined, and performance conditions are probable of achievement. Measurement of stock-based compensation attributed to the PRSU awards will be based on the fair value of the underlying Class A common stock once the grant date is determined (e.g., variable accounting).
13. Related Party Transactions
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
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors and granted him a restricted stock unit representing 2,711 shares of Class A common stock, which vested on the date of the Company’s annual meeting held on June 8, 2021. Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the three-months ended June 30, 2021 and 2020, the Company incurred expenses for legal services rendered by Orrick totaling approximately $0.3 million and $0.1 million, respectively, and $0.4 million and $0.2 million for the six-months
ended June 30, 2021 and 2020. Mr. Zuklie also held 54,461 shares of Class A Common Stock at the time of his appointment to the Board of Directors. Under the Company’s Outside Director Compensation Policy, Mr. Zuklie received an annual Board of Directors restricted stock unit award for 15,723 shares of Class A common stock vesting quarterly over twelve months from the date of the Company’s annual shareholders’ meeting on June 8, 2021.
14. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threat
e
ned material claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Inception Lease
February 2021, the Company entered into a First Amendment to Lease Agreement (the “Amendment”) with Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common (together, “Continental”). Continental is the lessor of the
Company’s corporate headquarters in Manhattan Beach, California (Inception). The Amendment provides for, among other things, (a) an increase in the rentable square feet from approximately 72,000 square feet to approximately 78,500 square feet, (b) a modification to the term of the lease to be 69 months from February 1, 2021, with no option to extend, and (c) an adjustment to the base rental amounts payable by the Company to Continental during the term of the lease. The Company substantially completed its construction of improvements to the property that are owned by Continental in May 2021 at which time the lease commenced. The Company recorded a non-cash
transaction to recognize a lease liability of $17.9 million and right-of-use
asset of $18.3 million. We assumed an incremental borrowing rate of 5.25% and a lease term equal to the remaining lease term of 66 months from the commencement of the lease. Contractual lease payments for Inception total $0.9 million for the remainder of 2021, $3.8 million for 2022, and $16 million for 2023 and thereafter.
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

Allego Commitment
On July 28, 2021, the Company made a $10 million commitment for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The planned merger is expected to close in the fourth quarter of 2021 or first quarter of 2022 which will trigger our investment commitment. Fisker is the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe. The Company is evaluating the accounting effects of the investment and partnership.
15. Subsequent Events
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
On November 2, 2021, the Company and Contemporary Amperex Technology Co Ltd (“CATL”) executed an agreement securing battery capacity for the Fisker Ocean SUV. Under the terms of the agreement, CATL will supply two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually, from 2023 through 2025. The primary high-capacity pack uses a lithium nickel manganese cobalt cell chemistry with the second high-value pack offering CATL’s latest cells based on lithium-ion
phosphate chemistry.
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
The Fisker Ocean is targeting a large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model such as the BMW X3 Series or Tesla Model Y) of the electric SUV market. Fisker expects to begin production of the Ocean in the fourth quarter of 2022.
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
process. Through
Fisker’s FF-PAD proprietary
process, Fisker is currently working with Magna Steyr to develop a proprietary electric vehicle platform called FM29 that will underpin Fisker Ocean and at least one additional nameplate. Fisker is currently also working with Foxconn and its subsidiaries to develop an additional proprietary electric vehicle platform that will underpin Fisker PEAR. Fisker may cooperate with one or more additional industry-leading original equipment manufacturers (“OEMs”), technology companies, and/or tier-one automotive
suppliers for platform sharing and access to procurement networks, while focusing on key differentiators in innovative design, software and user interface. Multiple platform-sharing partners is intended to accelerate growth in Fisker’s portfolio of electric vehicle offerings and support a portfolio of four vehicles by 2025. Fisker envisions a go-to-market strategy
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

Hon Hai Technology Group (Fisker Pear)
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

These
co-operations
allow Fisker to focus on vehicle design, supply chain / procurement, vehicle integration, strong brand affiliation and a differentiated customer experience. Fisker intends to leverage multiple EV platforms and Fisker intellectual property to accelerate its time to market, rapidly expand its product portfolio, reduce vehicle development costs and gain access to an established global supply chain of batteries and other components.
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

Fisker has entered into agreements covering the Magna base platform, development and engineering services, and manufacturing, among others. Extended negotiation of the specific project-related agreements, the sourcing of components or labor at higher than anticipated cost, or any delays in sourcing suppliers of sustainable parts may delay Fisker’s commercialization plans or require it to change the anticipated pricing of its vehicles. Such delays could be caused by a variety of factors, some of which may be out of Fisker’s control. For example, the outbreak of the COVID-19 pandemic
severely restricted international travel in recent months, which may make it more difficult for Fisker to conclude agreements with partners outside the United States. See “Risk Factors—Risks Related to Fisker—Fisker faces risks related to health epidemics, including the recent COVID-19 pandemic,
which could have a material adverse effect on its business and results of operations.” Unanticipated events, delays in negotiations by third parties and any required changes in Fisker’s current business plans could materially and adversely affect its business, margins and cash flows.
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
As of November 2, 2021, we are over 18,600 retail reservations and 1,400 fleet reservations. This is after accounting for about 2,000 retail customers who have canceled over time. Since we first opened our reservation system for the Ocean, we have offered prospective customers the opportunity to make a reservation with the flexibility to cancel at any time. Our retail reservation system is driven through our app and website, with each vehicle reservation requiring a $250 deposit and limited to one reservation per registered cellphone number. In the event that someone wishes to cancel, there is a 10% charge ($25) to cover third party and administrative costs for processing the refunds in a timely and secure manner. The retail reservations and cancellations are enabled by our mobile and web Fisker Flexee app, and our potential customers make their reservation and cancellation directly on these automated platforms. A second type of reservation are those made by corporations and fleet operators. We devote significant time and resources to our fleet customers, ensuring the Ocean is the right choice for their business and completing an MOU. As we make more details of the Ocean available and our brand profile increases, we would expect both retail and fleet reservations to organically increase. Further, as we get closer to launch, we will be working with our prospective customers to transition their reservation into a contracted order. This would include the detailed vehicle specification (model series, color etc.) and delivery date. We will continue to share our reservation and contracted order data transparently through frequent updates to the market.
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
Basis of Presentation
Fisker currently conducts its business through one operating segment. As a company with no commercial operations and limited revenues derived from merchandise sales, which is not core to our ongoing business, Fisker’s activities to date have been limited and were conducted primarily in the United States and its historical results are reported under U.S. GAAP and in U.S. dollars. Upon commencement of commercial operations, Fisker expects to expand its global operations substantially, including in the USA and the European Union, and as a result Fisker expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, Fisker expects that the financial results it reports for periods after it begins commercial operations will not be comparable to the financial results included in this report or Fisker’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 filed with the SEC on May 17, 2021.

Components of Results of Operations
Fisker is an early stage company and its historical results may not be indicative of its future results for reasons that may be difficult to anticipate. Accordingly, the drivers of Fisker’s future financial results, as well as the components of such results, may not be comparable to Fisker’s historical or projected results of operations.
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
Cost of Goods Sold
To date, Fisker has not recorded cost of goods sold from its vehicle sales, as it has not recorded commercial revenues from the sales of its vehicles. Once Fisker commences the commercial production and sale of its vehicles, it expects cost of goods sold to include mainly vehicle components and parts, including batteries, direct labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses. Fisker realized cost of goods sold in 2021 related to the 2021 launch of “Fisker Edition” apparel and goods.
General and Administrative Expense
General and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions and expenses for outside professional services, including legal, accounting and other advisory services.
Fisker is rapidly expanding its personnel headcount, in anticipation of the start of production of its vehicles. Accordingly, Fisker expects its general and administrative expenses to increase significantly in the near term and for the foreseeable future. For example, the company expects general and administrative expenses, excluding stock-based compensation expenses, in the year ended December 31, 2021, to be in the range of
$45-$50 million
as compared to $22.3 million in the year ended December 31, 2020, as we plan for expenses related to the commencement of commercial operations such as facilities, marketing and advertising costs.
Research and Development Expense
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the first prototype. As Fisker ramps up for commercial operations, it anticipates that research and development expenses will increase for the foreseeable future as the Company expands its hiring of engineers and designers and continues to invest in new vehicle model design and development of technology. For example, the company expects research and development expenses, excluding stock-based compensation expenses, in the year ended December 31, 2021, to be in the range of $280 - $290 million as compared to $21.1 million in the year ended December 31, 2020.
Interest Expense
Interest expense consists primarily of interest expense associated with the convertible senior notes.
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

Results of Operations
Comparison of the Three-Months Ended September 30, 2021 to the Three-Months Ended September 30, 2020
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three-Months Ended September 30,
	2021	2020	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$15	—	$15	n.m.
Cost of goods sold	16	—	16	n.m.

Gross Margin	(1)	—	(1)	n.m.
Operating costs and expenses:
General and administrative	10,273	6,521	3,752	n.m.
Research and development	99,291	3,402	95,889	n.m.

Total operating costs and expenses	109,564	9,923	99,641	n.m.

Loss from operations	(109,565)	(9,923)	(99,642)	n.m.
Other income (expense):
Other income (expense)	(84)	6	(90)	n.m.
Interest income	155	8	147	n.m.
Interest expense	(2,147)	(765)	(1,382)	n.m.
Change in fair value of derivatives	—	(29,149)	29,149	n.m.
Foreign currency gain (loss)	1,797	159	1,638	n.m.

Total other income (expense)	(279)	(29,741)	29,462	n.m.

Net Loss	$(109,844)	(39,664)	(70,181)	n.m.

n.m. = not meaningful.
Revenue and cost of goods sold
During the three-months ended September 30, 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $15,000 with related costs of goods sold of $16,000 resulting in a gross loss of $1,000 during the three-month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.
General and Administrative
General and administrative expenses increased by $3.8 million from $6.5 million during the three-months ended September 30, 2020 to $10.3 million during the three-months ended September 30, 2021, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, and stock based compensation. General and administrative expenses includes stock-based compensation expense of $209,000 and $140,000 for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses will increase in the fourth quarter of 2021 as the Company continues to increase its workforce, engage with advisors to establish global strategies for direct and indirect taxes, and planning for entity-wide changes in its IT systems. Overall, total headcount for the Company increased to over 300 employees as of November 2, 2021, compared to 101 employees as of December 31, 2020 and 81 employees as of October 29, 2020, the date of the closing of our reverse merger.

Research and Development
Research and development expenses increased by $95.9 million from $3.4 million during the three-months ended September 30, 2020, to $99.3 million during the three-months
ended September 30, 2021. The increase primarily relates to an increase in headcount of full-time employees as of September 30, 2021, research and development efforts associated with the Ocean and PEAR vehicle programs, and payments to suppliers indicating progress on serial design and development of unique components. Research and development expenses includes stock-based compensation expense of $834,000 and $124,000 for the three-months ended September 30, 2021, and 2020, respectively.
Interest Expense
Interest expense increased by $1.3 million from $0.8 million during the three-months ended September 30, 2020, to $2.1 million during the three-months ended September 30, 2021, due to the sale, in August, of $667.5 million principal amount of 2.50% convertible senior notes compared to interest expense from bridge note financing in the third quarter of 2020 leading up to the completion of the Business Combination. Interest expense in the fourth quarter of 2021 and subsequent three-month periods throughout calendar year 2022 will approximate $4.5 million, including accretion of debt issuance costs.
Change in Fair Value of Derivatives and Convertible Security
The change in fair value of embedded derivatives amounted to a non-cash
loss of $29.1 million during the three-months ended September 30, 2020. No gain or loss recognized during the three-months ended September 30, 2021.
Foreign Currency Gain (Loss)
Fisker recorded foreign currency gains of $1.8 million during the three-months ended September 30, 2021, compared to gains of $0.2 million during the three-months ended September 30, 2020, due to weakening Euro currency rates. For the remainder of 2021, Fisker expects its EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Net Loss
Net loss was $109.8 million during the three-months ended September 30, 2021, an increase of $70.2 million from a net loss of $39.6 million during the three-months ended September 30, 2020, for the reasons discussed above.
Comparison of the Nine-Months Ended September 30, 2021 to the Nine-Months Ended September 30, 2020
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Nine-Months Ended September 30,
	2021	2020	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$65	—	$65	n.m.
Cost of goods sold	47	—	47	n.m.

Gross Margin	18	—	18	n.m.
Operating costs and expenses:
General and administrative	24,012	8,056	15,956	n.m.
Research and development	171,807	3,963	167,844	n.m.

Total operating costs and expenses	195,819	12,019	183,800	n.m.

Loss from operations	(195,801)	(12,019)	(183,782)	n.m.
Other income (expense):
Other income (expense)	(98)	15	(113)	n.m.
Interest income	415	13	402	n.m.
Interest expense	(2,147)	(1,326)	(821)	n.m.
Change in fair value of derivatives	(138,436)	(29,409)	(109,027)	n.m.
Foreign currency gain (loss)	3,158	122	3,036	n.m.

Total other income (expense)	(137,108)	(30,585)	(106,523)	n.m.

Net Loss	$(332,909)	(42,604)	(290,305)	n.m.

n.m. = not meaningful.

Revenue and cost of goods sold
During the nine-months ended September 30, 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $65,000 with related costs of goods sold of $47,000 resulting in a gross margin of $18,000 during the nine-month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.
General and Administrative
General and administrative expenses increased by $15.9 million from $8.1 million during the nine-months ended September 30, 2020 to $24 million during the nine-months ended September 30, 2021, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, and stock based compensation, which includes restricted stock unit awards granted to employees relating to the 2020 performance year. General and administrative expenses includes stock-based compensation expense of $816,000 and $178,000 for the nine-months ended September 30, 2021 and 2020, respectively.
On March 18, 2021, the Board of Directors of Fisker, approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.
Research and Development
Research and development expenses increased by $167.8 million from $4 million during the nine-months ended September 30, 2020, to $171.8 million during the nine-months ended September 30, 2021. The increase primarily relates to an increase in headcount of full-time employees as of September 30, 2021, research and development efforts associated with the Ocean and PEAR vehicle programs, and payments to suppliers indicating progress on serial design and development of unique components. Research and development expenses includes stock-based compensation expense of $3.3 million and $156,000 for the nine-months ended September 30, 2021, and 2020, respectively.
Interest Expense
Interest expense increased by $0.8 million from $1.3 million during the nine-months ended September 30, 2020, to $2.1 million during the nine-months ended September 30, 2021, due to the sale, in August, of $667.5 million principal amount of 2.50% convertible senior notes compared to interest expense from bridge note financing leading up to the completion of the Business Combination. Interest expense in the fourth quarter of 2021 and subsequent three-month periods throughout calendar year 2022 will approximate $4.5 million or $18 million for the year ended December 31, 2022, including accretion of debt issuance costs.
Change in Fair Value of Derivatives and Convertible Security
The change in fair value of embedded derivatives amounted to a non-cash
loss of $138.4 million during the nine-months ended September 30, 2021, compared to a $29.4 million loss during the nine-months ended September 30, 2020. In July 2020, the Company issued a convertible equity security, which was adjusted to fair value as of September 30, 2020, and then subsequently converted into shares of Class A common stock upon closing the Business Combination in the fourth quarter of 2020. During 2021, the Company’s public and private warrants were outstanding resulting in fair value adjustments during the nine-months ended September 30, 2020. The public and private warrants were exercised or redeemed and no longer outstanding by the end of the second quarter of 2021.

Foreign Currency Gain (Loss)
Fisker recorded foreign currency gains of $3.2 million during the nine-months ended September 30, 2021 compared to a $0.1 million gain during the nine-months ended September 30, 2020 due to weakening Euro currency rates which resulted in favorable currency gains upon settlement of our Euro-denominated liabilities in 2021. For the remainder of 2021, Fisker expects its EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Net Loss
Net loss was $332.9 million during the nine-months ended September 30, 2021, an increase of $290.3 million from a net loss of $42.6 million during the nine-months ended September 30, 2020, for the reasons discussed above.
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
As of September 30, 2021, Fisker’s cash and cash equivalents amounted to $1,400 million.
In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 10. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of September 30, 2021.
Fisker expects its capital expenditures and working capital requirements to increase substantially in 2021, as it progresses toward production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. Fisker believes that its cash on hand following the consummation of the Business Combination and issuance of the convertible senior notes will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form
10-Q
and sufficient to fund its operations until it commences production of the Fisker Ocean. Fisker may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive
suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive
pressures, and regulatory developments, among other developments such as the collaboration on “Project PEAR” with Foxconn announced in February 2021. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, Fisker may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Fisker expects, Fisker may be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.

Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Nine-Months Ended September 30,
	2021	2020

	(dollar amounts in thousands)
Net cash used in operating activities	(160,377)	(7,941)
Net cash used in investing activities	(81,828)	(224)
Net cash provided by financing activities	651,458	51,283
Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As Fisker continues to accelerate hiring in line with development and production of the Ocean, Fisker expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business. Operating lease commitments as of September 30, 2021, will result in cash payments of $0.6 million for the remainder of 2021 and $4.6 million for 2022, and $17.6 million for 2023 and thereafter. Fisker’s new headquarters, Inception, located in Manhattan Beach, California, commenced in May 2021 resulting incremental operating lease commitments of $0.5 million for the remainder of 2021, $3.8 million for 2022, and $16 million for 2023 and thereafter. It is expected that Fisker will commence new leases for experience centers in the U.S. and Europe during either the fourth quarter of 2021 or first quarter of 2022. In total, Fisker is projecting to use cash in excess of $325 million for combined SG&A and R&D activities during 2021.
Net cash used in operating activities increased by $152.4 million from $7.9 million during the nine-months ended September 30, 2020 to $160.3 million during the nine-months ended September 30, 2021.
Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment. During the nine-months ended September 30, 2021, the Company acquired intangible assets related to development of the Fisker Ocean and production of its parts, and capitalized certain expenditures associated with R&D capital assets that benefit our vehicle program development in future periods that totaled $81.8 million. Fisker continues to expect 2021 capital expenditures for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure to range between $165 million and $190 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment begins to be installed at both vehicle assembly and supplier facilities over the remainder of 2021.
Fisker used cash of $81.8 million for investing activities during the nine-months ended September 30, 2021, compared to $0.2 million during the corresponding nine-month period ended September 30, 2020.
On July 28, 2021, the Company made a $10 million commitment for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The planned merger is expected to close in the fourth quarter of 2021 or first quarter of 2022 which will trigger our investment commitment. Fisker is the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe.
Cash Flows from Financing Activities
Through September 30, 2021, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $651.4 million during the nine-months ended September 30, 2021, reflecting the proceeds of $89 million from public warrant holders who exercised 7,733,400 warrants to acquire a corresponding equal number of Class A common stock and proceeds of $667.5 million from the sale of convertible senior notes due in 2026, before payments for debt issuance costs of $8.5 million and $96.8 million for the purchase of a capped call option. Net cash from financing activities was $51.3 million during the nine-months ended September 30, 2020 primarily derived from proceeds received for the issuance of bridge notes and a convertible equity security.

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

	Three-Months Ended September 30,
	2021	2020
GAAP Loss from operations	$(109,565)	$(9,923)
Add: stock based compensation	1,043	264

Non-GAAP Adjusted loss from operations	$(108,522)	$(9,659)

	Nine-Months Ended September 30,
	2021	2020
GAAP Loss from operations	$(195,801)	$(12,019)
Add: stock based compensation	4,078	334

Non-GAAP Adjusted loss from operations	$(191,723)	$(11,685)

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
Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British Pound Sterling, Indian Rupee, and Chinese Yuan Renminbi reflecting their principal operating markets. Once Fisker commences commercial operations, it expects to be exposed to both currency transaction and translation risk. For example, Fisker expects its contracts with
OEMs and/or tier-one automotive
suppliers to be transacted in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s condensed consolidated financial statements, which may result in revenue and earnings volatility from period to period in response to exchange rates fluctuations. To date, Fisker has not had material exposure to foreign currency fluctuations and has not hedged such exposure, although it may do so in the future.

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
and 15d-15(e)
under the Exchange Act as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in internal control over financial reporting described below.
As of September 30, 2021, we have not experienced any significant impact to our internal control over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19
pandemic. We are continually monitoring and assessing
the COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Changes in Internal Control over Financial Reporting
Management has concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2020 as a result of a control related to the evaluation of accounting for complex transactions with potential derivative accounting implications that did not operate effectively in the instance of evaluating potential tender offer scenarios and valuation models associated with the repricing of warrant instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the Restatement of our consolidated financial statements as of and for the year ended December 31, 2020. During the third quarter of 2021, we have implemented improvements to internal control, including significant contract reviews and hired additional technical accounting personnel. Other improvements in our monitoring controls are in process of being designed and will be implemented in the fourth quarter of 2021. Collectively, we expect these internal control changes will remediate the previously reported material weakness.
We implemented the financial reporting modules of an ERP system during the three-months ended September 30, 2021, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
or shelter-in-place orders,
and business shutdowns. These measures may adversely impact our employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place in certain areas for a significant period of time and they may continue to adversely affect our manufacturing plans, sales and marketing activities, business and results of operations.
The spread
of COVID-19
caused us to modify our business practices (including employee travel, recommending that all non-essential
personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences). There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, challenges relating to the return to an office environment, or due to restrictions in connection with the COVID-19
pandemic, our operations will be impacted.
The full extent to which
the COVID-19
pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19
pandemic has substantially subsided, we may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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
Any disruption in the supply of components, including chip shortages, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.
The issuance of shares of our Class A Common Stock upon exercise of our outstanding Magna Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of November 12, 2021, the Magna Warrants to purchase an aggregate of approximately 12,969,986 million shares of our Class A Common Stock were outstanding and exercisable. The exercise price of these warrants are $0.01 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.
Risks Related to Our Convertible Senior Notes
The Notes are effectively subordinated to our existing and future secured indebtedness and structurally subordinated to the liabilities of our subsidiaries.
In August 2021, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes have been designated as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes consisted of a $625 million initial placement and an over-allotment option that provided the initial purchasers of the 2026 Notes with the option to purchase an additional $100.0 million aggregate principal amount of the 2026 Notes, of which $42.5 million was exercised. The 2026 Notes were issued pursuant to an indenture dated August 17, 2021. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and cash used to purchase the capped call transactions (“2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.
The 2026 Notes are unsecured obligations which bear regular interest at 2.50% annually and will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The 2026 Notes will mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 50.7743 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $19.70 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The 2026 Notes are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.
In addition, because none of our subsidiaries guarantee the 2026 Notes, the 2026 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of September 30, 2021, we had approximately $667.5 million in total indebtedness. Our subsidiaries had no outstanding indebtedness as of September 30, 2021. The Indenture governing the 2026 Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.
If a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding occurs with respect to us, then the holders of any of our secured indebtedness may proceed directly against the assets securing that indebtedness. Accordingly, those assets will not be available to satisfy any outstanding amounts under our unsecured indebtedness, including the 2026 Notes, unless the secured indebtedness is first paid in full. The remaining assets, if any, would then be allocated pro rata among the holders of our senior, unsecured indebtedness, including the 2026 Notes. There may be insufficient assets to pay all amounts then due.
If a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding occurs with respect to any of our subsidiaries, then we, as a direct or indirect common equity owner of that subsidiary (and, accordingly, holders of our indebtedness, including the 2026 Notes), will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders, if any. We may never receive any amounts from that subsidiary to satisfy amounts due under the 2026 Notes.
We may be unable to raise the funds necessary to repurchase the 2026 Notes for cash following a fundamental change (as defined in the Indenture) or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the 2026 Notes or pay cash upon their conversion.
Noteholders may require us to repurchase their 2026 Notes following a fundamental change (as defined in the Indenture) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture.
A default under the Indenture or a fundamental change (as defined in the Indenture) itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2026 Notes.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the Notes.
As of September 30, 2021, we had $667.5 million indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the Notes; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future.
The accounting method for the 2026 Notes could adversely affect our reported financial condition and results.
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU
2020-06,
which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU
2020-06
eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU
2020-06
requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the
“if-converted”
method for calculating diluted earnings per share. Under the
“if-converted”
method, diluted earnings per share will generally be calculated assuming that all the 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted
method will produce a similar result as the “treasury stock” method prior to the adoption of ASU
2020-06
for such convertible debt security.
We early adopted ASU
2020-06
as of January 1, 2021 and as such we did not bifurcate the liability and equity components of the 2026 Notes on our balance sheet and used the if-converted
method of calculating diluted earnings per share. In order to qualify for the alternative treatment of calculating diluted earnings per share under the if-converted
method, we would have to irrevocably fix the settlement method for conversions to combination settlement with a specified dollar amount of at least $1,000, which would impair our flexibility to settle conversions of notes, require us to settle conversions in cash in an amount equal to the principal amount of notes converted and could adversely affect our liquidity.
Furthermore, if any of the conditions to the convertibility of the 2026 Notes are satisfied, then, under certain conditions, we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a noncurrent, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.
The Capped Call transactions may affect the value of the 2026 Notes and our common stock.
In connection with the 2026 Notes, we entered into Capped Call transactions with certain financial institutions, which we refer to as the option counterparties. The Capped Call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any 2026 Notes, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Call transactions, the option counterparties and/or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our Class A common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock or the 2026 Notes at that time.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so following any conversion of 2026 Notes, any repurchase of the 2026 Notes by us on any fundamental change (as defined in the indenture governing the 2026 Notes) repurchase date, any redemption date, or any other date on which the 2026 Notes are retired by us). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the 2026 Notes.
The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2026 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.
We are subject to counterparty risk with respect to the Capped Call transactions, and the Capped Calls may not operate as planned.
The option counterparties are financial institutions, and we will be subject to the risk that they might default under the Capped Call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the Capped Call transactions are complex and they may not operate as planned. For example, the terms of the Capped Call transactions may be subject to adjustment, modification, or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call transactions.
The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and our notes.
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our 2026 Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their 2026 Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2021, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes have been designated as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes consisted of a $625 million initial placement and an over-allotment option that provided the initial purchasers of the 2026 Notes with the option to purchase an additional $100.0 million aggregate principal amount of the 2026 Notes, of which $42.5 million was exercised. The 2026 Notes were issued pursuant to an indenture dated August 17, 2021. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and cash used to purchase the capped call transactions (“2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.
The 2026 Notes are unsecured obligations which bear regular interest at 2.50% annually and will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The 2026 Notes will mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 50.7743 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $19.70 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option prior to June 15, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2026 Notes on such trading day;

•
if we call such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called (or deemed called) for redemption; or

•	on the occurrence of specified corporate events.
On or after June 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2026 Notes who convert the 2026 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2026 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2026 Notes may require us to repurchase all or a portion of the 2026 Notes at a price equal to 100% of the principal amount of 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Item 3. Defaults Upon Senior Securities.
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information.
Not applicable

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

4.1	Indenture, dated as of August 17, 2021 between Fisker Inc., as issuer, and U.S. Bank National Association, as trustee	8-K	001-38625	10.1	8/12/21

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Coverpage Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2021.

FISKER INC.

By:	/s/ Dr. Geeta Gupta-Fisker
Name:	Dr. Geeta Gupta-Fisker
Title:	Chief Financial Officer and Chief Operating Officer