Form 10-K
period 2021-12-31
Fisker Inc./DE
filed 2022-02-28
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-39160
_________________________
FISKER INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	82-3100340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1888 Rosecrans Avenue, Manhattan Beach, CA	90266
(Address of principal executive offices)	(ZIP Code)
Registrant’s telephone number, including area code: (833) 434-7537
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value of $0.00001 per share	FSR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,623.9 million as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2022 the registrant had 164,438,482 shares of Class A Common Stock, par value $0.00001 per share and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FISKER INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:
•our ability to grow and manage growth profitably;
•our ability to continue to enter into binding contracts with OEMs or tier-one suppliers in order to execute on our business plan;
•our ability to execute our business model, including market acceptance of our planned products and services;
•our expansion plans and opportunities;
•our expectations regarding future expenditures;
•our ability to raise capital in the future;
•our ability to attract and retain qualified employees and key personnel;
•the possibility that we may be adversely affected by other economic, business or competitive factors;
•changes in applicable laws or regulations;
•the outcome of any known and unknown litigation and regulatory proceedings;
•our ability to maintain the listing of our Class A common stock, par value $0.00001 per share (“Class A Common Stock”) on the NYSE;
•the possibility that COVID-19 may adversely affect the results of our operations, financial position and cash flows; and
•other factors described in this report, including those described in the section entitled “Risk Factors” under Part I, Item 1A of this report.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” under Part I, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
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
Overview
We are building a technology-enabled, capital-light automotive business model that we believe will be among the first of its kind and aligned with the future state of the automotive industry. This involves innovations in vehicle development, customer experience, and sales and service that improve the personal mobility experience through technological innovation, ease of use and flexibility. Fisker brings the legendary design and product development expertise of Henrik Fisker – the visionary behind such iconic vehicles as the BMW Z8 sports car and the famed Aston Martin DB9 and V8 Vantage – to deliver high quality, sustainable, affordable electric vehicles that create a strong emotional connection with customers. Central to our business model is the Fisker Flexible Platform Agnostic Design (“FF-PAD”), a proprietary process that allows the design and development of a vehicle to be adapted to any given EV platform in the specific segment size. The process focuses on creating industry leading vehicle designs that can be adapted to match the crucial hard points on an EV platform initially developed by a third-party. This, combined with rapid decision-making, focused supply chain management and outsourced manufacturing, reduces development cost and time to market, creating a new business model for the industry and one that gives Fisker a significant advantage in bringing vehicles to market faster, more efficiently, and with more modern and advanced technology than many competitors.
Our first model, the all-electric Fisker Ocean, has already garnered many awards for its design and is projected to start of production in November 2022. Through February 14, 2022, Fisker has received over 30,000 retail reservations, net of cancellations, and 1,600 fleet reservations.

The Fisker Ocean is an all-electric SUV and targets the large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model, such as the BMW 3 Series or Tesla Model 3) of the SUV market. The Fisker Ocean is a five-passenger vehicle with a range, depending on specification, of between 250 and a class-leading 350-miles. Advanced electric powertrain technology, state-of-the-art advanced driving assistance system capabilities, and several industry-first features, combined with an innovative and timeless design, are delivered through advanced software-based user interface enabling a totally re-imagined customer experience. We have designed the Ocean for a high degree of sustainability, using recycled rubber, eco-suede interior trim made from recycled polyester, and carpeting from fishing nets and bottles recycled from ocean waste, among many other sustainable features. We have also designed the Fisker Ocean for affordability. The well-equipped Fisker Ocean Sport is expected to price in the U.S. starting at $37,499 for customers who want to purchase the vehicle, or a flexible lease model (instead of a traditional fixed-term lease) starting at $379 per month. The all-wheel drive Fisker Ocean Ultra, with expected U.S. pricing starting at $49,999, is expected to deliver class-leading range of 340 miles (based on internal simulations; EPA testing will be forthcoming) and many compelling features. Overall,we believe Fisker Ocean is positioned as a highly competitive and affordable all-electric SUV delivering premium styling and features.
Our goal is to revolutionize how customers view personal mobility and vehicle ownership. We plan to employ an innovative “E-Mobility-as-a-Service” (“EMaaS”) business model that combines a customer-focused, seamless buying experience with available flexible leasing options that carry affordable monthly payments and no fixed term. We plan a go-to-market strategy with both web-and app-based digital sales, loan financing approvals, leasing, and service management tools with limited reliance on traditional physical “sales-and-service” dealer networks. Prospective customers would be able to “touch and feel” the vehicles at immersive Fisker Experience Centers, which we anticipate will initially be located in key strategic locations across the United States and Europe. These centers will utilize dynamic augmented and virtual reality for customers to experience the vehicles, their technology, and sustainability features. Fisker believes that this customer-focused approach will drive user engagement in our products, brand and technology, and result in positive customer experiences. Such customer satisfaction, Fisker believes, should result in brand loyalty.
Through our FF-PAD proprietary process combined with rapid product development decision-making and an intense focus on supply chain management, we intend to significantly reduce the capital intensity and investments typically associated with a new car manufacturing business, accelerate the development cycle of new products, and accelerate the adoption of advanced technology in several ways, including:
•Launching with a highly respected brand name in the automotive and EV categories. The Fisker name is a recognized part of automotive industry history and has established premium EV brand value in the global EV marketplace. Henrik Fisker, Fisker’s co-founder, Chairman, President and Chief Executive Officer, is a pioneer in the EV industry, having launched the world’s first luxury plug-in hybrid EV, and has a track record of successful designs as the former Chief Executive Officer and President of BMW Designworks USA and the former Design Director for Aston Martin. We enter the market with an established brand name that is associated with automotive innovation and superior design.
•Using an existing EV Platform. We have entered into a cooperation agreement with Magna International Inc. (“Magna”), an industry-leading supplier, technology partner and manufacturer of premium high-quality vehicles. The cooperation agreement sets out the main terms and conditions for certain operational agreements related to platform sharing, component sourcing and manufacturing for the Fisker Ocean. We are creating FM29, a unique EV platform, that will have unique Fisker intellectual property. By working with a proven contract manufacturer such as Magna Steyr, we can accelerate our time to market, reduce vehicle development costs, and gain access to an established global supply chain. Our proprietary FF-PAD process is hardware agnostic which will enable us to collaborate with multiple EV platform developers for the production of future vehicles and develop rapid derivatives and improvements to our current FM29 Platform. Since the inception of our cooperation agreement, we have added significant certified content and tailored the FM29 platform into a proprietary Fisker platform where we can leverage our intellectual property and technology for certain systems and subsystems in future vehicles and will increase efficiency in vehicle development and speed to bring vehicles to market.
•Using an existing manufacturing facility. We are leveraging contract manufacturers with existing modern manufacturing facilities and trained workforce, which positions us well to meet timing, cost, and quality expectations while optimally matching our cost structure with our projected production ramp. Partnering with Magna on manufacturing is intended to position us to meet our projected production and delivery targets and will enable us to focus on what we believe will be the key differentiators for a new car company: delivering truly innovative design features, a superior customer experience, and a leading user interface that leverages sophisticated software and other technology advancements.
•Developing a digitally-driven, hassle-free sales and service experience. We believe that our digital, direct-to-customer sales model reflects today’s changing customer preferences and is superior to “traditional” capital intensive and costly automotive sales models. Our proprietary Flexee App will enable vehicle configuration, seamless digital sales and vehicle delivery. We also intend to enter into a service partnership with third parties established North American and European service partners to create a hassle-free, app-based service experience for our customers.
Fisker Flexible Platform Adaptive Design (FF-PAD) and FM29 Platform
We have entered into a Non-Exclusive Car Platform Sharing Agreement with a Magna International subsidiary from which we have developed Fisker’s proprietary FM29 Platform which Fisker may use on several global vehicle models including Ocean and PEAR. Engaging in collaboration and partnership arrangements is intended to enable us to share investments made by industry-leading OEMs and tier-one automotive suppliers, allowing us to focus on creating value beyond basic engineering and customer expectations. We believe this platform-sharing arrangement will reduce delivery risk by eliminating factors such as the development of new and untested manufacturing processes and creation of new supply chains.
The critical elements of platform (also referred to as a “skateboard”) we plan to adopt may include, for example, the sheet metal structure for the floor plan of the vehicle, the electrical powertrain, the suspension, steering and braking systems, airbags, seatbelts, and other architectural elements such as seat frames. The implicit functionality provided by the platform/skateboard reduces the task of satisfying all of the requirements associated with high-and-low-speed crashworthiness, side impacts and roof crush, occupant injury, and pedestrian safety, among others, to one of system tuning. Similarly, durability, noise, vibration, and harshness performance become optimizing exercises where we take an already highly developed product and improve in those areas that are important to our customers.
Alongside the FF-PAD, we intend to focus our design and engineering process on improving the flow of information from customer demands, to design and engineering:
•Sales and marketing: identify target customers and the customer’s demands for specific vehicle types
•Vehicle engineering: translate customer demand into a full technical specification of the vehicle, describing every attribute in quantifiable terms (SI units or Vehicle Evaluation Rating)
•Design: deliver the visual aesthetic with a unique emotional attraction
•Engineering: translate the technical and aesthetic specifications into engineered components and subsystems to deliver a fully optimized, compatible final product
The fulcrum of this process is the Vehicle Architecture (“VA”) team. The VA team is placed at the center of the flow of information from these branches of the business and is tasked with balancing the conflicting requirements and arbitrating between business groups to achieve consensus.
Fisker’s Manufacturing Approach
We decided to seek out partnerships with existing manufacturers rather than constructing new production capacity. On June 12, 2021, w executed a binding Contract Manufacturing Agreement with Magna Steyr Fahrzeugtechnik AG & Co KG (“Magna Steyr”) for manufacture of the Fisker Ocean and on May 13, 2021 entered into Project PEAR Cooperation Framework Agreement with AFE, Inc. (a US subsidiary of Foxconn Technology Group) which contemplates that Fisker and Foxconn will enter into a contract manufacturing agreement for manufacture of the Fisker PEAR in the United States. This contract manufacturing approach is intended to lower our upfront costs, while also supporting our ESG mission by reducing the carbon footprint of our operations.
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
•Continue to develop the Fisker Ocean. We are investing in research and development and work on establishing partnerships that would enable us to commence customer deliveries of the Fisker Ocean as early as late 2022. We believe that we can achieve this goal by using an established platform, parts sourcing and the manufacturing advantages resulting from the collaboration with Magna, as well as the deep automobile design and execution experience of our management team. As part of this plan, we began building prototype, pre-production Fisker Oceans in 2021 within Magna’s manufacturing facilities.
•Re-imagine the customer experience for personal transportation and car ownership. We believe immense opportunities exist to re-imagine the customer experience for personal transportation and car ownership. We plan to continue to design EVs that will be differentiated in the marketplace by proprietary design innovation and a customer experience delivered through a state-of-the-art, software-based UI. We plan to also continue to develop our proprietary Flexee App to improve the customer experience throughout the entire personal transportation lifecycle. In addition, we are designing our EVs to be compatible with existing charging infrastructures, including ChargePoint and EVgo, as well as Electrify America, with whom we have executed a network program charging agreement.
•Develop additional high value, sustainable EV models. We believe the combination of our superior design expertise, along with the power and versatility of platforms engineered with industry-leading OEMs and tier-one automotive suppliers, will enable us to efficiently achieve our goal of providing the world with a range of high value, sustainable EVs. We intend to utilize one or more platforms over time to develop a lifestyle pickup truck and a sport crossover to complement the Fisker Ocean. In addition, in the future, we also plan to explore additional EV platform opportunities that will facilitate the company’s mission to revolutionize the personal transportation industry.

Fisker’s Vehicles

Our first vehicle will be the Fisker Ocean, an all-electric premium SUV that is expected to have a starting base price of $37,499 in the U.S. market before federal and state incentives are applied (we expect to initiate sales with all of our currently allocated EV credits – $7,500 on the first 200,000 delivered vehicles). The Ocean will have at least three option packages, with base prices anticipated to range from $37,499 (Fisker Ocean Sport) to approximately $68,899 (Fisker Ocean Extreme and limited-edition Fisker Ocean One) for the most highly-contented trim level. This allows customers with different preferences and means to find a vehicle and price that fits their needs. We revealed these option packages at the Los Angeles Auto Show in November 2021.
Based on our internal simulations, we believe the electric range of the Fisker Ocean will span 250 to over 350 miles, depending on the customer’s chosen battery pack, driving conditions and testing procedures (e.g., EPA cycle vs. WLTP cycle). We believe our software engineers have the ability to optimize the vehicles’ proprietary battery management system and other technical aspects of the battery system to potentially offer potentially longer-range versions. The company's industry-leading basic warranty of six years, 100,000 kilometers; powertrain warranty of 10 years, 160,000 kilometers; and battery warranty of 10 years, 160,000 kilometers (whichever comes first in all cases) will be supported by service centers throughout the region. For service, the company is offering at-home vehicle pick-up, or Fisker Mobile Service, for customers who prefer skilled technicians come to them. The Fisker Ocean warranty also includes corrosion coverage and roadside assistance.
The Fisker Ocean has many selling points that will set Fisker apart from its competitors, including:
•California Mode. California Mode (patent-pending) delivers an open-air experience with the push of one button. California Mode enables all of the vehicle’s windows – side windows, sunroof and the rear hatch window – to open simultaneously. This feature allows for long items (like a surfboard) to be transported by placing them through the rear window without having to drive with an open hatch. This feature will not work as well on an ICE vehicle as exhaust fumes could enter the cabin.

•Extra wide track. For the size of the vehicle and category, We believe the Ocean’s extra wide track will, among other technical features, give the Ocean best-in-class ride and handling while maintaining the same tire aspect ratios. The wide track on sports cars contribute to a visual powerful “stance,” and we believe this will further distinguish the Ocean’s design. It has also allowed for a more dramatically sculptured body side design and, combined with the dynamic silhouette, we believe it has achieved a class-leading aesthetically arresting and emotional design.
•Fixed hood. Major electronic components have been moved under the hood to increase the interior space. The Ocean therefore does not need a traditional opening hood, where extra cost is spent on hinges and seals. This means the Ocean has fewer cut lines in the front end of the car, simplifying the design.
•User Interface. The Ocean features a revolve screen with integrated haptic buttons. We have done extensive design development on the highest quality UI to enhance the driving experience. We believe combining a large touch screen with several haptic buttons provides drivers a user-friendly interface that allows drivers to access the most-often-used functions while maintaining their eyes on the road.
•Autonomy. We believe autonomous driving technology will ultimately be regulated, produced in high volume by a few large automotive companies, and be available to everyone. We believe it will be able to offer state-of-the-art autonomous driving features through a partnership with industry-leading OEMs and tier-one automotive suppliers. The Ocean will be launched with Fisker Intelligent (FI) Pilot, which will deliver industry-unique features and experiences, including over-the-air updates. The Ocean will be engineered with hardware to support future upgrades, higher levels of autonomy and advanced driver assistance features, delivered through post-production software-based updates. Fisker and Magna are working together to develop an industry-unique feature set and a suite of software packages powered by a scalable domain controller architecture. We intend to equip Fisker Ocean with a class-competitive suite of Advanced Driving Assistance features supported by a sensor suite that includes state-of-the-art computer vision technology and digital imaging radar.
•Solar roof. The Fisker brand is a pioneer in full length curved solar roof design and integration into a passenger vehicle. We believe that we can continue this leadership and will be providing an optional solar roof with state-of-the-art PV solar cells. The solar roof makes a strong personal statement for those customers that want to fully optimize for zero emissions and sustainability.
•Vegan interior. We are planning to offer a full vegan interior on the Fisker Ocean and there will be no leather or animal sourced materials available on any Fisker Ocean model.
•Recycled materials in the interior. Fisker plans to introduce carpets made from recycled plastic bottles and fishing nets from the world’s oceans. We are also looking at introducing several other recycled materials throughout the Fisker Ocean.
•Sustainability. We aim to make the Fisker Ocean the world’s most sustainable vehicle, measured by how many components use recycled materials, the fact that we offer a full-length solar roof option, and the fact that we plan on using existing manufacturing capacity rather than building new plants. In addition, we will work with all of our suppliers to try to make them use the most sustainable manufacturing methods possible.
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

We anticipate that future generations of Fisker architecture will integrate automotive requirements into customized electronics chips and boards, with hardware accelerators for AI, machine-learning, and computer-vision. This further reduction in electronics component counts is designed to lower power consumption, increase computational power, and allow for even greater scope for feature integration and optimization.
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

Edge Computing Platform

MUSIC SERVICE
SMART CITY SERVICE
CHARGING SERVICE
ROUTING SERVICE
FISKER CLOUD
CLOUD COMPUTE
EXTERNAL SERVICES CONTROLLER
EVENT HANDLER
DB
FLEET EDGE CONTROLLER
FISKER SECURE GATEWAY
UI
DOMAIN CONTOLLER 1
DOMAIN CONTOLLER 2
DOMAIN CONTOLLER n
EDGE COMPUTE NODE
SENSOR 1
SENSOR 2
SENSOR n
VEHICLE NETWORK

Through edge computing and ultra-low latency 5G connectivity, it also becomes possible for cloud computing resources to be used as a seamless extension of the computing power in the car. Continuous software updates, both for embedded systems in the car and functions hosted in the cloud, let the digital car grow and become smarter over its lifetime. It’s critical for Fisker Engineering to follow automotive ISO standards. In general, Fisker automotive design is meeting all functional safety requirements outlined by ISO 26262 and SO/SAE 21434 which covers security management, and cybersecurity within the Fisker product development lifecycle.
E-powertrain
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
Fisker Added Value
Because our vehicles will adopt much of the base engineering of an established platform, we intend to focus our design and engineering efforts exclusively on what differentiates our product from the competition, leaving the “reinvention of the wheel” to competitors with the time, the money, and the inclination to do so.
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
Fisker-brand design and engineering also encompasses our goal to build the world’s most sustainable vehicles. On the exterior of the vehicle we plan to install one of the largest automotive solar roof installations currently available. Our internal simulations indicate that this feature has the capability to deliver annually the equivalent of up to 2,000 miles of completely carbon free miles in optimum conditions. The technology behind this system is state of the art photovoltaic (“PV”) cells. We are working with two suppliers that will deliver the PV panels and incorporate the them into a uniquely designed opening roof.
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
Customers and Backlog
Since we first opened our reservation system for the Ocean, we have offered prospective customers the opportunity to make a reservation with the flexibility to cancel at any time. Our retail reservation system is driven through our app and website, with each vehicle reservation requiring a $250 deposit for the first reservation, and $100 fully refundable deposit for the second reservation. In the event that someone wishes to cancel the first reservation, there is a 10% charge ($25) to cover third party and administrative costs for processing the refunds in a timely and secure manner. The retail reservations and cancellations are enabled by our mobile and web Fisker Flexee app, and our potential customers make their reservation and cancellation directly on these automated platforms. A second type of reservation are those made by corporations and fleet operators. We devote significant time and resources to our fleet customers, ensuring the Ocean is the right choice for their business and completing an MOU. Through February 14, 2022, we have received over 30,000 retail reservations, net of cancellations, and 1,600 fleet reservations. As we make more details of the Ocean available and our brand profile increases, we would expect both retail and fleet reservations to organically increase. Further, as we get closer to launch, we will be working with our prospective customers to transition their reservation into a contracted order. This would include the detailed vehicle specification (model series, color etc.) and delivery date. We will continue to share our reservation and contracted order data transparently through frequent updates to the market.
Research and Development
Our research and development activities primarily take place at the following Fisker’s facilities in Manhattan Beach, San Francisco, and Culver City, California and our partners’ facilities.
The majority of our current activities are primarily focused on the research and development of our EVs and software technology platforms. We undertake significant testing and validation of our products in order to ensure that we will meet the demands of our future customers. We are working with various strategic partners to bring Fisker Ocean and other future EV models into commercialization.
Sustainability Actions
As demonstrated in our vision and mission, We are committed to sustainability, which includes our dedication not only to the environment, but also our communities and other stakeholders. We intend to engage with our community through direct actions such as beach clean-ups and employee food drives. We are currently evaluating incentive and other programs to support sustainability and social accountability throughout our corporate activities.
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
We have set strong performance standards through our policies, such as our Human Rights and Labor Policy and our Responsible Supplier Policy, including conflict materials chain of custody, of which we will validate. We have aligned with the United Nations Sustainable Development Goals (UNSDG’s), as a guidance framework for our internal targets and are using Sustainability Accounting Standards Board (SASB) requirements for measurement and reporting of our vehicles and related metrics. Through dedicated work streams and detailed research with investors, we are focused on providing best-in-class metrics and public ESG disclosures. We plan to publish our first ESG Impact Report in 2022.
Our diverse management team and board of directors is a testament to our commitment to diversity and inclusion. We will continue to evaluate our governance structure, hiring practices and pay equity, in accordance with our company policies, industry benchmarks and reporting agencies. We have also created an ESG Advisory Council, comprised of non-company ESG leaders, who will help shape our strategy, our commitments and, work with us to engage in dialogue with NGO’s and other stakeholders on important civic issues. In addition to the ESG Advisory Board, we have an internal ESG governance structure, led by the head of ESG, with a leadership planning team that meets weekly, a monthly executive management strategy review team and review of critical material by the Board of Directors.
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
As of February 25, 2022, we owned 9 issued U.S. patents and 4 foreign patents, and have 27 pending or allowed U.S. patent applications and 2 foreign patent applications. In addition, we have 13 registered U.S. trademark applications, 143 registered foreign trademark applications and 11 pending trademark applications. Our patents and patent applications are directed to, among other things, vehicle design, engineering and battery technology.
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
In addition to the various territorial legal requirements we are obligated to meet, the Fisker Ocean is engineered to deliver 5-star performance in the two main voluntary vehicle safety performance assessment programs, U.S. New Car Assessment Program (“NCAP”) and Euro NCAP. Five-star is the maximum attainable score. These independent organizations have introduced a number of additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from the legal tests, such as side impact, but have higher performance requirements. Others are unique to the program. Areas covered by these tests in 2020 include:
•Mobile Progressive Deformable Barrier
•Full Width Rigid Barrier
•Mobile Side Impact Barrier
•Side Pole
•Far Side Impact
•Whiplash
•Vulnerable Road Users (Pedestrians and Cyclists)
•Safety Assist
•Rescue and Extrication
Strategic Collaborations
Magna
On October 14, 2020, Legacy Fisker and Spartan entered into a cooperation agreement with Magna setting forth certain terms for the development of a full electric vehicle (the “Cooperation Agreement”). The Cooperation Agreement sets out the main terms and conditions of the operational phase agreements (the “Operational Phase Agreements”) that will extend from the Cooperation Agreement and other agreements with Magna that are expected to be entered into by and between us and Magna (or its affiliates). The upcoming Operational Phase Agreements referenced in the Cooperation Agreement relate to various platform and manufacturing agreements. The Cooperation Agreement provides that we would issue to Magna warrants to purchase Class A Common Stock in an amount equal to six percent (6%) of our capital stock on a fully diluted basis (which means for these purposes, after giving effect to the deemed conversion or exercise of all of our options, warrants and other convertible securities outstanding on the issuance date; provided, however, that the “public warrants” sold as part of the units issued by Spartan in its initial public offering which closed on August 14, 2018 shall not be deemed to be exercised for these purposes) after giving effect to the Business Combination and issuance of the warrants to purchase such shares to Magna, with an exercise price of $0.01 per share of (the “Magna Warrants”). On October 29, 2020, we issued to Magna 19,474,454 Magna Warrants. The Magna Warrants are subject to vesting as follows:

Milestones	Percentage of Warrants that Vest Upon Achievement
(i)Achievement of the “preliminary production specification” gateway as set forth in the Development Agreement; (ii) entering into the Platform Agreement; and (iii) entering into the Initial Manufacturing Agreement	33.3%
(i)Achievement of the “target agreement” gateway as set forth in the Development Agreement and (ii) entering into the Detailed Manufacturing Agreement, which will contain terms and conditions agreed to in the Initial Manufacturing	33.3%
Start of pre-serial production	33.4%
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
On December 17, 2020, we announced that our wholly-owned operating subsidiary, Fisker Group Inc., entered into (i) a non-exclusive car platform sharing agreement with Steyr USA LLC (an affiliate of Magna), and (ii) an initial contract manufacturing agreement with Magna, which were originally contemplated by the Cooperation Agreement. On April 27, 2021 we entered into a Supplement No 1 to Development Services Agreement with Magna Steyr which provides for the completion of the development and launch of Fisker Ocean. On June 12, 2021 Fisker entered into the Detailed Manufacturing Agreement with Magna Steyr which provides for the contract manufacturing of the Fisker Ocean by Magna Steyr.
Human Capital Resources
We pride ourselves on the quality of our diverse team by seeking to hire only employees that are dedicated and aligned with our strategic mission. We work to leverage partnerships and modulate hiring based on our product roadmap. As of February 14, 2022, we employed 396 full-time employees from 327 as of December 31, 2021 and 101 as of December 31, 2020 based primarily in our Manhattan Beach, San Francisco, and Culver City, California facilities. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and considers our relationships with our employees to be in good standing. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.
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
•Our ability to develop, manufacture and obtain required regulatory approvals for a car of sufficient quality and appeal to customers on schedule and on a large scale is unproven.
•We are substantially reliant on our relationships with suppliers and service providers for the parts and components in our vehicles, as well as for the manufacture of our initial vehicles. If any of these suppliers or service providers choose to not do business with us, then we would have significant difficulty in procuring and producing our vehicles and our business prospects would be significantly harmed.
•Our relationship with one or more automotive suppliers is integral to our platform procurement and manufacturing plan. We may not be able to obtain such commitments in the future. We therefore may seek alternative arrangements with a number of component suppliers, and manufacturers, which we may not be successful in obtaining.
•If we are unable to conclude the Fisker's proprietary FM29 Platform or contract with OEMs or suppliers on manufacturing of our vehicles, we would need to develop our own platform and manufacturing facilities, which may not be feasible and, if feasible at all, would significantly increase our capital expenditure and would significantly delay production of our vehicles.
•There are complex software and technology systems that we are developing in coordination with vendors and suppliers in order to reach production for our electric vehicles, and there can be no assurance such systems will be successfully developed.
•We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects.

•We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles in a timely manner and at prices and volumes acceptable to us could have a material adverse effect on our business, prospects and operating results.
•Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
•We have a limited operating history and face significant challenges as a new entrant into the automotive industry. Fisker vehicles are in development and we expect our first vehicle to be produced in the fourth quarter of 2022, at the earliest.
•We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses in the future.
•Our EMaaS business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
•Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
•We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles. If we are unable to maintain an arrangement for the sustainable supply of batteries for our vehicles, our business would be materially and adversely harmed.
•If our vehicles fail to perform as expected, our ability to develop, market, and sell or lease our electric vehicles could be harmed.
•Our services may not be generally accepted by our users. If we are unable to provide quality customer service, our business and reputation may be materially and adversely affected.
•The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies, including but not limited to hydrogen, may adversely affect the demand for our electric vehicles.
•Reservations for our vehicles are cancellable.
•We may be subject to risks associated with advanced driver assistance systems technology.
•The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
•Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.
•Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.
•We may face regulatory limitations on our ability to sell vehicles directly which could materially and adversely affect our ability to sell our electric vehicles.
•We are highly dependent on the services of Henrik Fisker, our Chief Executive Officer.
•Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
•We face risks related to natural disasters, health epidemics, including the COVID 19 pandemic, and other outbreaks, which could significantly disrupt our operations.

•We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.
•We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.
•Our vehicles are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.
Risks Related to Our Business and Industries
Our ability to develop, manufacture and obtain required regulatory approvals for a car of sufficient quality and appeal to customers on schedule and on a large scale is unproven.
Our business depends in large part on our ability to develop, manufacture, market and sell or lease our electric vehicles. Initially, we plan to manufacture vehicles in collaboration with one or more automotive component and engineering services suppliers, including large tier-one automotive suppliers. If we are unable to continue and the Magna Styer contract manufacturing agreement or negotiate and enter into new contract manufacturer agreements in the future, we will not be able to produce any vehicles and will not be able to generate any revenue, or the vehicles may become more expensive to deliver with a higher bill of materials, which would have a material adverse effect on our business, prospects, operating results and financial condition.
The continued development and the ability to start manufacturing our vehicles, including the Fisker Ocean, are and will be subject to risks, including with respect to:
•Our ability to secure necessary funding;
•Our ability to negotiate and execute definitive agreements with our various suppliers for hardware, software, or services necessary to engineer or manufacture our vehicles;
•Our ability to accurately manufacture vehicles within specified design tolerances;
•obtaining required regulatory approvals and certifications;
•compliance with environmental, safety, and similar regulations;
•securing necessary components, services, or licenses on acceptable terms and in a timely manner;
•delays by us in delivering final component designs to our suppliers;
•Our ability to attract, recruit, hire, retain and train skilled employees;
•quality controls that prove to be ineffective or inefficient;
•delays or disruptions in our supply chain including raw material supplies;
•Our ability to maintain arrangements on reasonable terms with its manufacturing partners and suppliers, engineering service providers, delivery partners, and after sales service providers; and
•other delays, backlog in manufacturing and research and development of new models, and cost overruns.
Our ability to develop, manufacture and obtain required regulatory approvals for a vehicle of sufficient quality and appeal to customers on schedule and on a large scale is unproven, and our business plan may continue to evolve. We may be required to introduce new vehicle models and enhanced versions of existing models. To date, we have limited experience, as a company, designing, testing, manufacturing, marketing and selling or leasing our electric vehicles and therefore cannot assure you that we will be able to meet customer expectations. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines would have a material adverse effect on our business, prospects, operating results and financial condition.
We are substantially reliant on our relationships with suppliers and service providers for the parts and components in our vehicles, as well as for the manufacture of our initial vehicles. If any of these suppliers or service partners choose to not do business with us, then we would have significant difficulty in procuring and producing our vehicles and our business prospects would be significantly harmed.
We have entered into a number of definitive agreements with third parties with respect to the Fisker Ocean and Personal Electric Automotive Revolution (PEAR) in order to implement our capital-light business model and will need to enter into definitive agreements with one or more suppliers in order to produce other vehicles in a manner contemplated by our business plan. Furthermore, we have explored and intend to secure alternative suppliers and providers for many of the most material aspects of our business model.
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
To sell or lease Fisker vehicles as currently contemplated, we will need to enter into certain additional agreements and arrangements, some of which are not currently in place. These include entering into definitive agreements with third party service partners for fleet management, vehicle storage, dockside collection, mobile fleet servicing, financing and end of lease collections. If we are unable to enter into such definitive agreements, or if we are only able to do so on terms that are unfavorable to us, we may have a material adverse effect on our business, prospects, operating results and financial condition.
Our relationship with automotive suppliers is integral to our platform procurement and manufacturing plan, and we may not be able to obtain such commitments in the future. We therefore may seek alternative arrangements with a number component suppliers, and contract manufacturers, which we may not be successful in obtaining.
To manufacture our vehicles as currently contemplated, we will need to enter into definitive agreements and arrangements in the future. If we are unable to enter into definitive agreements or are only able to do so on terms that are unfavorable to us, we may not be able to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans.
If we are unable to continue to contract with OEMs or suppliers on manufacturing of our future vehicles, we would need to develop our own platform and manufacturing facilities, which may not be feasible and, if feasible at all, would significantly increase our capital expenditure and would significantly delay production of our vehicles.
We may be unable to continue to enter into definitive agreements with OEMs and suppliers for manufacturing on terms and conditions acceptable to us and therefore we may need to contract with other third parties or establish our own production capacity. There can be no assurance that in such event that we would be able to partner with other third parties or establish our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to complete any transition and to assure that vehicles manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements would likely be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities, which may not be feasible, it would significantly increase our capital expenditures and would significantly delay production of our vehicles. This may require that we attempt to raise or borrow money, which may not be successful. Also, it may require that we change the anticipated pricing of our vehicles, which would adversely affect our margins and cash flows. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.

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
We may be unable to continue to enter into agreements with manufacturers on terms and conditions acceptable to us and therefore we may need to contract with other third parties or significantly add to our own production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to adequately complete any transition may be greater than anticipated. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.
There are complex software and technology systems that need to be developed in coordination with vendors and suppliers in order to reach production for our electric vehicles, and there can be no assurance such systems will be successfully developed.
Fisker vehicles will use a substantial amount of third-party and in-house software codes and complex hardware to operate. The development of such advanced technologies is inherently complex, and we will need to coordinate with our vendors and suppliers in order to reach production for our electric vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop the necessary software and technology systems may harm our competitive position.
We are relying on third-party suppliers to develop a number of emerging technologies for use in our products, including lithium ion battery technology. These technologies may not be commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, and results of operations.
We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects.
Any delay in the financing, design, manufacture, regulatory approval or launch of our vehicles, including entering into agreements for supply of component parts, and manufacturing, could materially damage our brand, business, prospects, financial condition and operating results and could cause liquidity constraints. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our vehicles, our growth prospects could be adversely affected as we may fail to establish or grow our market share. We rely on third-party suppliers for the provision and development of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
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
We have a limited operating history and face significant challenges as a new entrant into the automotive industry. Fisker vehicles are in development and we do not expect our first vehicle to be produced until the fourth quarter of 2022.
Fisker was incorporated in September 2016 and we have a short operating history in the automobile industry, which is continuously evolving. We have no experience as an organization in high volume manufacturing of the planned electric vehicles. We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market the Fisker Ocean and future vehicles. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry, including, among other things, with respect to our ability to:
•design and produce safe, reliable and quality vehicles on an ongoing basis;
•obtain the necessary regulatory approvals in a timely manner;
•build a well-recognized and respected brand;
•establish and expand our customer base;

•successfully market not just our vehicles but also our other services, including our Flexee lease and other services we intend to provide;
•properly price our services, including our charging solutions, financing and lease options, and successfully anticipate the take-rate and usage of such services by users;
•successfully service our vehicles after sales and maintain a good flow of spare parts and customer goodwill;
•improve and maintain our operational efficiency;
•maintain a reliable, secure, high-performance and scalable technology infrastructure;
•predict our future revenues and appropriately budget for our expenses;
•attract, retain and motivate talented employees;
•anticipate trends that may emerge and affect our business;
•anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•navigate an evolving and complex regulatory environment.
If we fail to adequately address any or all of these risks and challenges, our business may be materially and adversely affected.
We are an early stage company with a history of losses, and expects to incur significant expenses and continuing losses in the future.
We have incurred a net loss since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our vehicles. Even if we are able to successfully develop and sell or lease our vehicles, there can be no assurance that we will be commercially successful.
We expect we will incur losses in future periods as we, among other things, design, develop and manufacture our vehicles; build up inventories of parts and components for our vehicles; increase our sales and marketing activities, including opening new Fisker Experience Centers; develop our distribution infrastructure; and increases our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
Our EMaaS business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which we operate. There is, therefore, little at this time upon which to base an assumption that our EMaaS business model will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, it can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

Our operating and financial results forecast relies in large part upon assumptions and analyses developed by Fisker. If these assumptions or analyses prove to be incorrect, Fisker’s actual operating results may be materially different from its forecasted results.
Our projected financial and operating information reflects current estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of factors, many of which are outside our control, including, but not limited to:
• whether we can obtain sufficient capital to sustain and grow our business;
•our ability to manage its growth;
•whether we can manage relationships with key suppliers;
•the ability to obtain necessary regulatory approvals;
•demand for our products and services;
•the timing and costs of new and existing marketing and promotional efforts;
•competition, including from established and future competitors;
•our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
•the overall strength and stability of domestic and international economies;
•regulatory, legislative and political changes; and
•consumer spending habits.
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
Deposits paid to reserve the Fisker Ocean SUVs and the Fisker PEAR are cancellable by the customer until the customer enters into a lease or purchase agreement. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations for the Fisker Ocean and/or Fisker PEAR may not purchase vehicles.
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
•Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:
•perceptions about electric vehicle quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such vehicles are produced by us or other manufacturers;
•range anxiety;
•the availability of new energy vehicles, including plug-in hybrid electric vehicles;

•the availability of service and charging stations for electric vehicles;
•the environmental consciousness of consumers, and their adoption of EVs;
•perceptions about and the actual cost of alternative fuel; and
•macroeconomic factors.
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
We may apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for it to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
If we fail to manage our future growth effectively, we may not be able to market and sell or lease our vehicles successfully.
We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing facilities and experience centers, and implementing administrative infrastructure, systems and processes. In addition, because our electric vehicles are based on a different technology platform than traditional ICE vehicles, individuals with sufficient training in electric vehicles may not be available to be hired, and we will need to expend significant time and expense training employees we hire. We also require sufficient talent in additional areas such as software development. Furthermore, as we are a relatively young company, our ability to train and integrate new employees into its operations may not meet the growing demands of our business which may affect our ability to grow. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, operating results and financial condition.
Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.
Once our cars are in production, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.
We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of its vehicles and components and its business, revenues and prospects.
Our business and prospects heavily depend on our ability to develop, maintain and strengthen the Fisker brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen the Fisker brand will depend heavily on the success of our marketing efforts. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.
Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.
Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult. Our distribution model is not common in the automotive industry today. Our plan is to conduct vehicle sales directly to users rather than through dealerships, primarily through our Flexee App and Fisker Experience Centers. This model of vehicle distribution is relatively new and, with limited exceptions, unproven, and subjects us to substantial risk. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. If we are unable to achieve this, it could have a material adverse effect on our business, prospects, financial results and results of operations. There are substantial automotive franchise laws in place in many geographies in the world, and we might be exposed to significant franchise dealer litigation risks.
We may face regulatory limitations on its ability to sell vehicles directly which could materially and adversely affect our ability to sell its electric vehicles.
Some states have laws that may be interpreted to impose limitations on our direct-to-consumer sales model. The application of these state laws to our operations may be difficult to predict. Laws in some states may limit our ability to obtain dealer licenses from state motor vehicle regulators.
In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to propose laws that, if enacted, would prevent us from obtaining dealer licenses in these states given our anticipated sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or dealerships that we can operate.
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
Our business plan includes operations in international markets, including initial manufacturing and supply activities in Europe, initial sales in North America and Europe, and eventual expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.
We are highly dependent on the services of Henrik Fisker, our Chief Executive Officer.
We are highly dependent on the services of Henrik Fisker, our co-founder and Chief Executive Officer, and, together with his wife, our Chief Financial Officer and Chief Operating Officer, our largest stockholder. Mr. Fisker is the source of many, if not most, of the ideas and execution driving Fisker. If Mr. Fisker were to discontinue his service to Fisker due to death, disability or any other reason, we would be significantly disadvantaged.
Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our operations may be severely disrupted if we lose their services.
Our success depends substantially on the continued efforts of our executive officers, key employees and qualified personnel, and our operations may be severely disrupted if we lose their services. As we build our brand and we become more well known, the risk that competitors or other companies may poach our talent increases. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
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
We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our manufacturing plans, sales and marketing activities, business and results of operations.
The spread of COVID-19 has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.
The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the emergence of variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business, and that our level of capital expenditures will be significantly affected by user demand for our products and services. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.
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
We have adopted strict information security policies and deployed advanced measures to implement the policies, including, among others, advanced encryption technologies, and plans to continue to deploy additional measurers as we grow. However, advances in technology, an increased level of sophistication and diversity of our products and services, an increased level of expertise of hackers, new discoveries in the field of cryptography or others can still result in a compromise or breach of the measures that it uses. If we are unable to protect our systems, and hence the information stored in our systems, from unauthorized access, use, disclosure, disruption, modification or destruction, such problems or security breaches could cause a loss, give rise to our liabilities to the owners of confidential information or even subject us to fines and penalties. In addition, complying with various laws and regulations could cause us to incur substantial costs or require it to change our business practices, including our data practices, in a manner adverse to our business.
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
Our vehicles will contain complex information technology systems. For example, our vehicles will be outfitted with built-in data connectivity to accept and install periodic remote updates from us to improve or update the functionality of our vehicles. We have designed, implemented and tested security measures intended to prevent cybersecurity breaches or unauthorized access to our information technology networks, our vehicles and their systems, and we intend to implement additional security measures as necessary. However, hackers may attempt in the future to gain unauthorized access to modify, alter and use such networks, vehicles and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Vulnerabilities could be identified in the future, and our remediation efforts may not be successful. Any unauthorized access to or control of our vehicles or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.
Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.
We plan to outfit our vehicles with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, which we have yet to fully develop. Our systems will be vulnerable to damage or interruption from, among others, fire, terrorist attacks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Our data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our vehicles are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.
We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics (as more fully described in the risk factor “We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations” located elsewhere in these Risk Factors), and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
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
•cease selling or leasing, incorporating certain components into, or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;
•pay substantial damages;
•seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;
•redesign our vehicles or other goods or services; or
•establish and maintain alternative branding for our products and services.
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
As our patents may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights may not protect us effectively. In particular, we may not be able to prevent others from developing or exploiting competing technologies, which could have a material and adverse effect on our business operations, financial condition and results of operations.
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
All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have the Fisker Ocean, Fisker PEAR or any future model electric vehicle satisfy motor vehicle standards would have a material adverse effect on our business and operating results.
We are subject to substantial regulation and unfavorable changes to, or our failure to comply with, these regulations could substantially harm our business and operating results.
Our electric vehicles, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving, and we face risks associated with changes to these regulations.
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
•conforming our vehicles to various international regulatory requirements where our vehicles are sold which requirements may change over time;
•difficulty in staffing and managing foreign operations;
•difficulties attracting customers in new jurisdictions;
•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon it in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•fluctuations in foreign currency exchange rates and interest rates, including risks related to any foreign currency swap or other hedging activities we undertake;
•United States and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations and restrictions;
•changes in diplomatic and trade relationships;
•political instability, natural disasters, war or events of terrorism; and
•the strength of international economies.
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
We may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results, and financial condition. The automobile industry experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given we have limited field experience of our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policy.
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
We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient, and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.
Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business.
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
We are currently not registered as a dealer in any state. In many states, it is unclear if we will be able to obtain permission to sell or lease and deliver vehicles directly to customers. For customers residing in states in which we will not be allowed to sell, lease or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell or lease and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business.
We will need to continue to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.
To manage the expected growth of our operations and increasing complexity, we will need to continue to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.
Failure to continue to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.
As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the regulations of the NYSE, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.
We anticipate that the process of building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We are implementing an internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management’s attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities.
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
In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.
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
Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of Fisker. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•authorizing our Board of Directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•Mr. Fisker and Dr. Gupta-Fisker hold sufficient voting power to control voting for election of directors and amend our Certificate of Incorporation;
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on its Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibiting the adoption, amendment or repeal of our Bylaws or the repeal of the provisions of our Certificate of Incorporation regarding the election and removal of directors without the required approval of at least two-thirds of the shares entitled to vote at an election of directors;
•prohibiting stockholder action by written consent;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.
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
In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving Fisker in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
• We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•We will not be obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against Fisker or our other indemnitees, except with respect to proceedings authorized by our Board of Directors or brought to enforce a right to indemnification;
•the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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
The dual class structure of our Common Stock has the effect of concentrating voting control with Henrik Fisker and Dr. Geeta -Fisker, our co-founders, members of our Board of Directors and Chief Executive Officer, and Chief Financial Officer and Chief Operating Officer, respectively. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.
Shares of our Class B common stock, par value $0.00001 per share (“Class B Common Stock”) have 10 votes per share, while shares of our Class A Common Stock have one vote per share. Henrik Fisker and Dr. Geeta Gupta, Fisker’s co-founders, members of our Board of Directors and Chief Executive Officer and Chief Financial Officer, respectively, hold all of the issued and outstanding shares of our Class B Common Stock. Accordingly, Mr. Fisker and Dr. Gupta will hold greater than 90% of the voting power of Fisker’s capital stock on an outstanding basis and will be able to control matters submitted to its stockholders for approval, including the election of directors, amendments of its organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Fisker and Dr. Gupta-Fisker may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Fisker, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Fisker, and might ultimately affect the market price of shares of our Class A Common Stock.
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

We are a controlled company within the meaning of the NYSE rules, and, as a result, qualify for exemptions from certain corporate governance requirements that provide protection to stockholders of other companies. To the extent we utilize any of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements. We do not currently intend to rely on the exemptions afforded to controlled companies.
So long as more than 50% of the voting power for the election of directors of Fisker is held by an individual, a group or another company, we will qualify as a “controlled company” under NYSE rules. Upon the completion of the Business Combination, Henrik Fisker and Dr. Geeta Gupta-Fisker control a majority of the voting power of Fisker’s outstanding capital stock. As a result, we are a “controlled company” under NYSE rules. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the Board of Directors by the independent members of the Board of Directors. While we do not currently intend to rely on any of these exemptions, we will be entitled to do so for as long as we are considered a “controlled company,” and to the extent we rely on one or more of these exemptions, holders of our capital stock will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Henrik Fisker and Dr. Geeta Gupta-Fisker are married to each other. The separation or divorce of the couple in the future could adversely affect our business.
Henrik Fisker and Dr. Geeta Gupta-Fisker, Fisker’s co-founders, members of the Board of Directors and Chief Executive Officer, and Chief Financial Officer and Chief Operating Officer, respectively, are married to each other. They are two of our executive officers and are a vital part of our operations. If they were to become separated or divorced or could otherwise not amicably work with each other, one or both of them may decide to cease his or her employment with Fisker or it could negatively impact our working environment. Alternatively, their work performance may not be satisfactory if they become preoccupied with issues relating to their personal situation. In these cases, our business could be materially harmed.
Future sales of shares by existing stockholders may adversely affect the market price of our Class A common stock.
Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for you to sell your shares of our Class A Common Stock at a time and price that you deem appropriate.
We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A Common Stock that may be issued under our equity incentive plans from time to time, as well as any shares of our Class A Common Stock underlying outstanding options and restricted stock units that have been granted to our directors, executive officers and other employees, all of which are subject to time-vesting conditions. Shares registered under this registration statement will be available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.
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
If we fail to satisfy the continued listing requirements of the NYSE such as the corporate governance requirements or the minimum closing bid price requirement, the NYSE may take steps to delist our Class A Common Stock. Such a delisting would likely have a negative effect on the price of our Class A Common Stock and would impair your ability to sell or purchase our Class A Common Stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by it to restore compliance with listing requirements would allow our Class A Common Stock to become listed again, stabilize the market price or improve the liquidity of our Class A Common Stock, prevent our Class A Common Stock from dropping below the NYSE minimum bid price requirement or prevent future non-compliance with NYSE’s listing requirements.
If securities or industry analysts do not continue to publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.
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
As of February 25, 2022, the Magna Warrants to purchase an aggregate of approximately 12,969,986 million shares of our Class A Common Stock were outstanding and exercisable. The exercise price of these warrants are $0.01 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

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
As of September 30, 2021, we had $667.5 million indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
Item 3.    Legal Proceedings.
For a description of our material pending legal proceedings, please see Note 19, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock and warrants were historically quoted on NYSE under the symbols “SPAQ” and “SPAQ.WS,” respectively. On October 29, 2020, our Class A Common Stock and warrants were listed on the NYSE under the trading symbols of “FSR” and “FSR WS,” respectively. On April 19, 2021, we redeemed all of the outstanding Public Warrants and the NYSE filed a Form 25-NSE with respect to the Public Warrants; the formal delisting of the Public Warrants became effective ten days thereafter.
Holders of Common Stock and Warrants
As of February 25, 2022, there were 33 holders of record of our Class A Common Stock and one holder of the Magna Warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
None.
Item 6.    [Reserved]

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

OVERVIEW
Fisker is building a technology-enabled, asset-light automotive business model that it believes will be among the first of its kind and aligned with the future state of the automotive industry. This involves a focus on vehicle development, customer experience, sales and service intended to change the personal mobility experience through technological innovation, ease of use and flexibility. The Company combines the legendary design and engineering expertise of Henrik Fisker to develop high quality electric vehicles with strong emotional appeal. Central to Fisker’s business model is the Fisker Flexible Platform Agnostic Design (“FF-PAD”), a proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on a third-party supplied EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s work to adapt the Fisker Ocean design to a base vehicle platform developed by Magna Steyr Fahrzeugtechnik AG & Co KG, a limited liability partnership established and existing under the laws of Austria (“Magna Steyr”), an affiliate of Magna International, Inc. (“Magna”). This development with Magna Steyr began in September 2020 and passed the first and second engineering gateways in November 202 and March 2021, respectively and we are currently in the prototype building phase for production in November 2022. Fisker believes it is well-positioned through its global premium EV brand, its renowned design capabilities, its sustainability focus, and its asset-light and low overhead, direct to consumer business model which enables products like the Fisker Ocean to be priced roughly equivalent to internal combustion engine-powered SUV’s from premium brand competitors.
The Fisker Ocean is targeting a large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model such as the BMW X3 Series or Tesla Model Y) of the electric SUV market. Fisker expects to begin production of the Ocean as early as the fourth quarter of 2022. The Fisker Ocean, a five-passenger vehicle with potentially a 250- to over 350-mile range and state-of-the-art advanced driver assistance capabilities, will be differentiated in the marketplace by its innovative and timeless design and a re-imagined customer experience delivered through an advanced software-based user interface. The Fisker Ocean is designed for a high degree of sustainability, using recycled rubber, eco-suede interior trim made from recycled polyester, and carpeting from fishing nets and plastic bottles recycled from ocean waste, among many other sustainable features. The optional features for the Ocean, including California Mode (patent pending) and a solar photovoltaic roof resulted in the Fisker Ocean prototype being the most awarded new automobile at CES 2020 by Time, Newsweek, Business Insider, CNET and others.
Fisker believes its innovative business model, including “E-Mobility-as-a-Service” (“EMaaS”), will revolutionize how consumers view personal transportation and car ownership. Over time, Fisker plans to combine a customer-focused experience with flexible leasing options, affordable monthly payments and no fixed lease terms, in addition to direct-to-consumer sales. Through an innovative partnership strategy, Fisker believes that it will be able to significantly reduce the capital intensity typically associated with developing and manufacturing vehicles, while maintaining flexibility and optionality in component sourcing and manufacturing due to Fisker’s FF-PAD proprietary process. Through Fisker’s FF-PAD proprietary process, Fisker is currently working with Magna to develop a proprietary electric vehicle platform called FM29 that will underpin Fisker Ocean and at least one additional nameplate. Fisker intends to cooperate with one or more additional industry-leading original equipment manufacturers (“OEMs”), technology companies, and/or tier-one automotive suppliers for access to procurement networks, while focusing on key differentiators in innovative design, software and user interface. Multiple platform-sharing partners is intended to accelerate growth in Fisker’s portfolio of electric vehicle offerings. Fisker envisions a go-to-market strategy with both web- and app-based digital sales, loan financing approvals, leasing, and service management, with limited reliance on traditional brick-and-mortar “sales-and-service” dealer networks. Fisker believes that this customer-focused approach will drive revenue, user satisfaction and higher margins than competitors.
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
Key Trends, Opportunities and Uncertainties
Fisker has not begun commercial operations and currently does not generate any revenue from vehicle sales. The Company believes that its future performance and success depends to a substantial extent on the ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of this Form 10-K titled “Risk Factors.”
Partnering with Industry-Leading Tier-One Automotive Suppliers
On October 14, 2020, Fisker and Spartan entered into a Cooperation Agreement with Magna setting forth certain terms for the development of a full electric vehicle (the “Cooperation Agreement”). The Cooperation Agreement set out the main terms and conditions of operational phase agreements (the “Operational Phase Agreements”) that will extend from the Cooperation Agreement and other agreements with Magna (or its affiliates). On December 17, 2020, Fisker entered into the platform-sharing and initial manufacturing Operational Phase Agreements referenced in the Cooperation Agreement. Fisker and Magna Steyr Fahrzeugtechnik AG & Co KG entered into a Development Services Agreement on October 22, 2020 and Addendum to Development Services Agreement on April 7, 2021 providing for the full development and industrialization of Fisker's proprietary FM29 Platform and Fisker Ocean as the first Fisker vehicle from Fisker's proprietary FM29 Platform. Fisker and Magna Steyr also entered into a Contract Manufacturing Agreement on June 12, 2021 for the launch and manufacture of the Fisker Ocean.
Fisker has entered into or is currently concluding negotiations with several industry-leading tier-one automotive suppliers for component sourcing of the Fisker Ocean. On May 13, 2021, Fisker entered into a Project PEAR Cooperation Framework Agreement with AFE, Inc., a subsidiary of Foxconn Technology Group supporting a project to develop a breakthrough electric vehicle.
These co-operations allow Fisker to focus on vehicle design, strong brand affiliation and a differentiated customer experience. Fisker intends to leverage multiple EV platforms to accelerate its time to market, reduce vehicle development costs and gain access to an established global supply chain of batteries and other components.

Fisker believes that its business model will reduce the considerable execution risk typically associated with new car companies. Through such component sourcing and manufacturing partnerships, Fisker believes it will be able to accelerate its time to market and reduce vehicle development costs. Fisker remains on-track for Fisker Ocean start-of-production in Q4 2022 and intends to meet timing, cost and quality expectations while optimally matching its cost structure with its projected production ramp by leveraging such partnerships and trained workforces. Remaining hardware agnostic allows for selection of partners, components, and manufacturing decisions to be based on both timeline and cost advantages and enables Fisker to focus on delivering truly innovative design features, a superior customer experience, and a leading user interface that leverages sophisticated software and other technology advancements.
Fisker continues to negotiate potential relationships with several other leading tier-one automotive suppliers. Fisker has entered into agreements covering the Magna base platform, development and engineering services, and manufacturing, among others. Extended negotiation of the specific project-related agreements, the sourcing of components or labor at higher than anticipated cost, or any delays in sourcing suppliers of sustainable parts may delay Fisker’s commercialization plans or require it to change the anticipated pricing of its vehicles. Such delays could be caused by a variety of factors, some of which may be out of Fisker’s control. For example, the outbreak of the COVID-19 pandemic has severely restricted international travel, which may make it more difficult for Fisker to conclude agreements with partners outside the United States. See “Risk Factors—Risks Related to Fisker—Fisker faces risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on its business and results of operations.” Unanticipated events, delays in negotiations by third parties and any required changes in Fisker’s current business plans could materially and adversely affect its business, margins and cash flows.
Market Trends and Competition
Fisker anticipates robust demand for the Fisker Ocean, based on its award-winning design, its unique sustainability features, the management team’s experience and know-how and, in particular, the growing acceptance of and demand for EVs as a substitute for gasoline-fueled vehicles. Many independent forecasts are assuming that EV’s as percentage of global auto sales will grow from less than 3% in 2020 to more than 20% in 2030. One such report from RBC, published in October 2020, assumes sales of EV’s to grow from less than 2.0 million units globally (less than 3% of total volume) to 25 million units in 2030 (approximately 25% of total volume), a 29% CAGR. The EV market is highly competitive and Fisker believes the market will be broken down into three primary consumer segments: the white space segment, the value segment, and the conservative premium segment. See “Information About Fisker—Sales—Go to Market Strategy.” Fisker expects to sell approximately 50% of its vehicles within the white space segment, appealing to customers who want to be part of the new EV movement and value sustainability and environmental, social, and governance (“ESG”) initiatives. Fisker believes that it will be well positioned to be the primary alternative to Tesla in this segment with the Ocean priced around the base price of the Model 3 and Model Y. While Fisker will compete with other EV startups, many of them are moving into the higher luxury priced segments due to the lack of volume pricing of components that Fisker expects to obtain through partnerships with industry-leading OEMs and/or tier-one automotive suppliers. To expand market share and attract customers from competitors, Fisker must continue to innovate and convert successful research and development efforts into differentiated products, including new EV models.
Fisker is also working to quantify the sustainability advancements and claims that the Fisker brand would produce the most sustainable vehicles in the world, which it believes will be an increasingly important differentiator among a growing subset of consumers. In Fisker’s pursuit of these objectives, it will be in competition with substantially larger and better capitalized vehicle manufacturers. While Fisker believes that the low-capital-intensity partnership strategy, together with direct-to-customer commercialization, provides the Company with an advantage relative to traditional and other established auto manufacturers, Fisker’s better capitalized competitors may seek to undercut the pricing or compete directly with Fisker’s designs by replicating their features. In addition, while Fisker believes that its strong management team forms the necessary backbone to execute on its strategy, the Company expects to compete for talent, as Fisker’s future growth will depend on hiring qualified and experienced personnel to operate all aspects of the business as it prepares to launch commercial operations.
Commercialization
Fisker currently anticipates commencing production of the Fisker Ocean in the fourth quarter of 2022, with initial customer deliveries in late 2022 at the earliest. Production commencement is dependent upon Fisker entering into definitive platform sharing agreements with one or more industry-leading OEMs and/or tier-one automotive suppliers. Failure to enter into these agreements timely could result in being unable to begin production in the timeframe anticipated. As of February 14, 2022, we have received over 30.000 retail reservations, net of cancellations, for the Fisker Ocean and 1,600 fleet reservations.
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
Over time, Fisker aims to transform the EV sales model through the flexible lease model, under which customers will be able to utilize a vehicle on a month-to-month basis at an anticipated starting cost of $379 per month for the base model, with the ability to terminate the lease or upgrade their vehicle at any time. Development of a fleet of high value, sustainable EVs will allow Fisker to offer these flexible lease options to capture more customers. Fisker intends to require a non-refundable up-front payment of $3,000 under the flexible lease model, which the Company believes will reduce its cash flow risk and incentivize customers to keep their vehicles for a period of time. Fisker anticipates that, over time, it will acquire a substantial fleet of used EVs available for sale or further flexible lease by Fisker, which it believes will enhance its ability to maintain its premium brand and pricing.
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
Regulatory Landscape
Fisker operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “Information about Fisker—Government Regulation and Credits.” For example, a federal tax credit of $7,500 may be available to U.S. purchasers of Fisker vehicles, which would bring the effective estimated purchase price of the base Fisker Ocean model to approximately $30,000. Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it will have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.

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
Revenues
Fisker has not begun commercial operations and currently does not generate any revenue from vehicle sales. Once Fisker commences production and commercialization of its vehicles, it expects that the significant majority of its revenue will be initially derived from direct sales of Fisker Ocean SUVs and, subsequently, from flexible leases of its vehicles. In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. While merchandise sales are not intended to be significant portion of Fisker’s results once production of vehicles begins, it will generate revenue pre-production.
Cost of Goods Sold
To date, Fisker has not recorded cost of goods sold from vehicle sales. Once Fisker commences the commercial production and sale of its vehicles, it expects cost of goods sold to include mainly vehicle components and parts, including batteries, direct labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses. Related to the 2021 launch of “Fisker Edition” apparel and goods, Fisker will realize cost of goods sold.
General and Administrative Expense
General and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions and expenses for outside professional services, including legal, accounting and other advisory services.
Fisker is rapidly expanding its personnel headcount, in anticipation of the start of production of its vehicles. Accordingly, Fisker expects its general and administrative expenses to increase significantly in the near term and for the foreseeable future. For example, the company expects general and administrative expenses, excluding stock-based compensation expenses (refer to non-GAAP financial measure discussed below), in the year ended December 31, 2022 to be in the range of $105-$120 million as compared to $42.4 million in the year ended December 31, 2021. Upon commencement of commercial operations, Fisker also expects general and administrative expenses to include facilities, marketing and advertising costs.
Research and Development Expense
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the first prototype. As Fisker ramps up for commercial operations, it anticipates that research and development expenses will increase for the foreseeable future as the Company expands its hiring of engineers and designers and continues to invest in new vehicle model design and development of technology. For example, the company expects research and development expenses, excluding stock-based compensation expenses (refer to non-GAAP financial measure discussed below), in the year ended December 31, 2022 to be in the range of $330-$380 million as compared to $286.9 million in the year ended December 31, 2021.
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
Results of Operations
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
		(dollar amounts in thousands)
Revenue	$106	$—	$106	n.m.
Costs of goods sold	88	—	88	n.m.
Gross margin	18	—	18	n.m.
Operating costs and expenses:
General and administrative	42,413	22,272	20,141	90.4%
Research and development	286,857	21,052	265,805	1,262.6%
Total operating costs and expenses	329,269	43,324	285,945	660.0%
Loss from operations	(329,251)	(43,324)	(285,927)	660.0%
Other income (expense):
Other expense	(402)	(52)	(350)	673.2%
Interest income	627	79	548	693.3%
Interest expense	(6,546)	(1,610)	(4,936)	306.6%
Change in fair value of derivatives	(138,436)	(85,417)	(53,019)	62.1%
Foreign currency gain (loss)	2,666	320	2,346	733.2%
Total other income (expense)	(142,090)	(86,680)	(55,410)	63.9%
Net Loss	$(471,341)	$(130,004)	(341,337)	262.6%
n.m. = not meaningful.
General and Administrative
General and administrative expense increased by $20.1 million or 90.4% from $22.3 million during year ended December 31, 2020 to $42.4 million during year ended December 31, 2021, primarily due to increased salaried employee headcount offset by transaction-related expenses of $5 million, including $3.5 million in success fees related to the issuance of our convertible security in July 2020, and legal costs of $5.3 million during 2020. General and administrative expenses includes stock-based compensation expense of $1 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
On March 18, 2021, the Board of Directors of Fisker, approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta-Fisker, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta-Fisker’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.

Research and Development
Research and development expense increased by $265.8 million or 1,262.6% from $21.1 million during the year ended December 31, 2020 to $286.9 million during the year ended December 31, 2021. The increase primarily relates to higher headcount in research and development and nomination of a majority of our suppliers who completed engineering and development services, produced prototype tooling and commenced building prototype Fisker Oceans and testing and validation during 2021. Research and development expenses includes stock-based compensation expense of $4.5 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
Interest Expense
Interest expense was $6.5 million during the year ended December 31, 2021 and $1.6 million during the year ended December 31, 2020. The $4.9 million or 306.6% increase is due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes compared to interest expense from bridge note financing in 2020 leading up to the completion of the Business Combination. Interest expense in each subsequent quarterly reporting periods throughout calendar year 2022 will approximate $4.5 million, including accretion of debt issuance costs.
Change in Fair Value of Derivatives
The change in fair value of derivatives amounted to a non-cash loss of $138.4 million attributed to public and private warrants during the year ended December 31, 2021, compared to a $85.4 million loss attributed to public and private warrants and a convertible equity security during the year ended December 31, 2020. In July 2020, the Company issued a convertible equity security, which was adjusted to fair value as of September 30, 2020, and then subsequently converted into shares of Class A common stock upon closing the Business Combination in the fourth quarter of 2020. The Company’s public and private warrants were outstanding resulting in fair value adjustments of $138.4 million for the year ended December 31, 2021, compared to $75.4 million for the year ended December 31, 2020 of which the entire amount is recorded in the fourth quarter of 2020. The public and private warrants were exercised or redeemed and no longer outstanding by the end of the second quarter of 2021.
Foreign Currency Gain (Loss)
Fisker recorded foreign currency gains of $2.7 million resulting mainly from the remeasurement of Euro ("EUR")-denominated assets and liabilities into USD and the settlement of EUR-denominated monetary liabilities during the year ended December 31, 2021, an increase of $2.3 million or 733.2%, compared to gains of $0.3 million for the year ended December 31, 2020. In 2022, Fisker expects its EUR-denominated transactions associated with our foreign operations and services provided by suppliers will increase significantly and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Net Loss
Net loss was $471.3 million during the year ended December 31, 2021, an increase of $341.3 million or 262.6% from $130.0 million during the year ended December 31, 2020, for the reasons discussed above.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
		(dollar amounts in thousands)
Operating costs and expenses:
General and administrative	$22,272	$3,626	$18,646	514.2%
Research and development	21,052	6,962	14,090	202.4%
Total operating costs and expenses	43,324	10,588	32,736	309.2%
Loss from operations	(43,324)	(10,588)	(32,736)	309.2%
Other income (expense):
Other income	(52)	1	(53)	n.m.
Interest income	79	9	70	n.m.
Interest expense	(1,610)	(179)	(1,431)	n.m.
Change in fair value of derivatives	(85,417)	(80)	(85,337)	n.m.
Foreign currency gain (loss)	320	(42)	362	n.m.
Total other income (expense)	(86,680)	(291)	(86,389)	n.m.
Net Loss	$(130,004)	$(10,879)	$(119,125)	n.m.
n.m. = not meaningful.
General and Administrative
General and administrative expenses increased by $18.6 million or 514.2% from $3.6 million during year ended December 31, 2019 to $22.3 million during year ended December 31, 2020, primarily due to increased salaried employee headcount, transaction-related expenses of $5 million, including $3.5 million in success fees related to the issuance of our convertible security in July 2020, and legal costs of $5.3 million. General and administrative expenses includes stock-based compensation expense of $377 thousands and $30 thousands for the years ended December 31, 2020 and 2019, respectively.
On March 18, 2021, the Board of Directors of Fisker, approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta-Fisker, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta-Fisker’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.

Research and Development

Research and development expenses increased by $14.1 million or 202.4% from $7.0 million during the year ended December 31, 2019 to $21.1 million during the year ended December 31, 2020. The increase by $14.1 million primarily relates to higher headcount in research and development and payments to suppliers . Research and development expenses includes stock-based compensation expense of $334 thousands and $55 thousands for the years ended December 31, 2020 and 2019, respectively.

Interest Expense

Interest expense was $1.6 million during the year ended December 31, 2020 and $0.2 million during the year ended December 31, 2019. The $1.4 million increase reflected the issuance of convertible bridge notes, starting in the second half of 2019 through the first nine months of 2020.

Change in Fair Value of Derivatives

The change in fair value of derivatives amounted to a loss of $85.4 million during the year ended December 31, 2020 compared to a loss of $0.1 million during the year ended December 31, 2019, reflecting a $10 million loss due to changes in fair value of the embedded derivative relating to Fisker’s convertible bridge notes and convertible security, which was issued in July 2020, in addition to an increase of $75.4 million in the fair value of public and private warrants from its initial fair value at the close of the Business Combination during the year ended December 31, 2020. The bridge notes and convertible security converted into Class A common shares at the close of the Business Combination.

Foreign Currency Gain (Loss)

Fisker recorded immaterial foreign currency gains or losses during the years ended December 31, 2020 and 2019.

Net Loss

Net loss was $130.0 million during the year ended December 31, 2020, an increase of $119.1 million from $10.9 million during the year ended December 31, 2019, for the reasons discussed above.

Liquidity and Capital Resources
As of the date of this Form 10-K, Fisker has yet to generate any revenue from its core business operations. To date, Fisker has funded its capital expenditure and working capital requirements through equity and convertible notes, as further discussed below. Fisker’s ability to successfully commence commercial operations and expand its business will depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of December 31, 2021, Fisker’s cash and cash equivalents amounted to $1,202 million.
In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 11. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of December 31, 2021.
Fisker expects its capital expenditures and working capital requirements to increase substantially in 2022, as it progresses toward production of the Fisker Ocean, develop its customer support and marketing infrastructure and expand its research and development efforts. Fisker believes that its cash on hand following the consummation of the Business Combination and issuance of the convertible senior notes will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-K and sufficient to fund its operations until it commences production of the Fisker Ocean. Fisker may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, Fisker may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Fisker expects, Fisker may be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Years Ended December 31,
	2021		2020	2019
	(dollar amounts in thousands)
Net cash used in operating activities	$(301,269)		$(38,006)	$(7,260)
Net cash used in investing activities	(134,386)	(134,386)	(676)	(14)
Net cash provided by financing activities	646,937		1,027,982	3,586

Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As Fisker continues to accelerate hiring in line with development and production of the Ocean, Fisker expects its cash used in operating activities to increase significantly before it starts to generate any significant cash inflows from its business. Operating lease commitments at December 31, 2021 will result in cash payments of $4.6 million in 2022 and $17.6 million for 2023 and thereafter. It is expected that Fisker will commence new leases for experience centers in the U.S. and Europe during the first half of 2022. Also, Fisker will procure components for the pre-serial and serial production of the Ocean during 2022 at negotiated prices most of which will be denominated in foreign currencies. In total, Fisker is projecting to use cash in excess of $435 million for combined SG&A and R&D activities during 2022.
Net cash used in operating activities was $301.3 million during the year ended December 31, 2021 compared to $38.0 million net cash used during the year ended December 31, 2020.
Cash Flows used in Investing Activities
Fisker’s cash flows from investing activities, for the year ended December 31, 2021, have been comprised of purchases of $134.4 million for the construction of serial production tooling and manufacturing equipment. During 2021, the Company also acquired intangible assets related to manufacturing of the Fisker Ocean and production of its parts, and capitalized certain expenditures associated with capital assets that benefit our vehicle program development in future periods. Fisker expects these costs to increase substantially in 2022 as significant expenditures for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure are anticipated to exceed $280 million of which we expect at least 50% is denominated in foreign currencies, as construction of serial production tooling and manufacturing equipment is completed and installed at both vehicle assembly and supplier facilities in 2022.
Fisker used cash of $134.4 million for investing activity during the year ended December 31, 2021 compared to $0.7 million of cash used during the year ended December 31, 2020.
On July 28, 2021, the Company made a $10 million commitment payable upon consummation of the merger for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The planned merger is expected to close in the first quarter of 2022. Fisker is the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe.
Cash Flows from Financing Activities
Through December 31, 2021, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $651.4 million during the year ended December 31, 2021, reflecting the proceeds of $89 million from public warrant holders who exercised 7,733,400 warrants to acquire a corresponding equal number of Class A common stock and proceeds of $667.5 million from the sale of convertible senior notes due in 2026, before payments for debt issuance costs of $8.4 million and $96.8 million for the purchase of a capped call option. Net cash from financing activities was $1,028 million during the year ended December 31, 2020, reflecting mainly the proceeds from recapitalization of Spartan shares, net of redemptions and issuance costs, of $976 million, issuance of $46.5 million in convertible equity securities (net of success fees of $3.5 million), and convertible bridge notes of $5.4 million.
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

	Years Ended December 31,
	2021	2020
GAAP Loss from operations	$(329,251)	$(43,324)
Add: stock based compensation	5,622	711
Non-GAAP Adjusted loss from operations	$(323,629)	$(42,613)
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
Stock-Based Compensation
Fisker recognizes the cost of share-based awards granted to employees, nonemployees, and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award, except for the capitalization of costs associated with the Magna warrants. Fisker reverses previously recognized costs for unvested options in the period that forfeitures occur. Fisker determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:
•Expected Term—Fisker uses the simplified method when calculating the expected term due to insufficient historical exercise data.
•Expected Volatility—As Fisker’s shares have actively traded for a short period of time subsequent to the Business Combination, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
•Expected Dividend Yield—The dividend rate used is zero as Fisker has never paid any cash dividends on common stock and does not anticipate doing so in the foreseeable future.

•Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs will be awarded to any new employee hired in the fourth quarter of 2021 and during 2022 on a pro-rata basis based on a reduction in time of service. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which will occur when each performance conditions is achieved, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. Recognition of stock-based compensation occurs when the performance conditions are probable of achievement. Determining when a performance condition is probable of being met will require judgment due to the discretionary nature of evaluating performance under the terms and conditions of the award.
Long-Lived Asset Impairment
As of December 31, 2021, our long-lived assets were comprised primarily of $18.3 million, $85.6 million and $231.5 million of net property, plant and equipment, operating lease right-of-use assets, and intangible asset, respectively.
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
In estimating the recoverability of asset groups for purposes of our long-lived asset impairment testing when indicators or events are present, we will utilize future cash flow projections that are generally developed internally. As of December 31, 2021, Fisker Inc. does not generate revenues and will not generate revenue from vehicle sales until late 2022. Our revenues will be limited to minimal merchandise, which is not expected to be our primary source of revenues, and vehicle sales once production begins in the fourth quarter of 2022. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we will consider our approved budgets and business plans, existing paid reservations and projected reservations, estimated asset holding periods, and other factors.
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

No indicators of impairment are present at December 31, 2021.
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
Prior to December 31, 2021, Fisker was an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Fisker has taken advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare Fisker’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Effective December 31, 2021, Fisker exited its emerging growth company status and met the definition of a large accelerated filer, as defined under Rule 12b-2 of the Exchange Act. The accommodations afforded to an emerging growth company will no longer apply.
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
Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British pound sterling, Indian Rupee, Canadian Dollar, and Chinese Yuan Renminbi reflecting their principal operating markets. Once Fisker commences commercial operations, it expects to be exposed to both currency transaction and translation risk. For example, Fisker expects its contracts with OEMs and/or tier-one automotive suppliers to be transacted in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s consolidated financial statements, which may result in revenue and earnings volatility from period to period in response to exchange rates fluctuations. To date, Fisker has not had material exposure to foreign currency fluctuations and has not hedged such exposure, although it may do so in the future.

Item 8.    Financial Statements and Supplementary Data.
FISKER INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fisker Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Fisker Inc. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, of temporary equity and stockholders' equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the issuance of convertible senior notes and capped call transactions
As described in Notes 2 and 11 to the consolidated financial statements, in August 2021, the Company issued an aggregate of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026 (the “2026 Notes”), which resulted in proceeds of $562.2 million, net of debt issuance costs of $8.4 million and cash used to purchase the capped call transactions of $96.8 million. The capped call transactions are intended to reduce potential dilution to holders of the Company’s Class A common stock upon conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. Management evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. Management applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Management accounted for the issuance of the convertible senior notes as a single liability measured at its amortized cost and the capped call transactions are recorded as a reduction of additional paid-in capital on the Company’s consolidated balance sheet.
The principal considerations for our determination that performing procedures relating to the accounting for the issuance of convertible senior notes and capped call transactions is a critical audit matter are the significant judgment by management in identifying and evaluating the complex terms and conditions to determine whether embedded derivatives exist as it relates to the convertible senior notes and capped call transactions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to whether the complex terms and conditions for such transactions were appropriately evaluated by management in accounting for such issuance. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to identifying and evaluating complex terms and conditions related to the issuance of the convertible senior notes and capped call transactions, including controls over the documentation and review of related technical accounting guidance considered. These procedures also included, among others (i) reading the executed contracts and agreements, (ii) testing management’s process for identifying and evaluating the complex terms and conditions within the related executed agreements and determining the accounting for such issuance. Testing management’s process involved evaluating the appropriateness of management’s analysis in identifying and determining whether the terms and conditions contained embedded derivatives requiring bifurcation and separate accounting from the host contract.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2022

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fisker Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Fisker Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, temporary equity and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$1,202,439	$991,158
Notes receivable	—	795
Prepaid expenses and other current assets	30,423	9,077
Total current assets	1,232,862	1,001,030
Non-current assets:
Property and equipment, net	85,643	945
Intangible asset	231,525	58,041
Right-of-use asset, net	18,285	2,548
Other non-current assets	24,637	1,329
Total non-current assets	360,090	62,863
TOTAL ASSETS	$1,592,952	$1,063,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,144	$5,159
Accrued expenses	79,634	7,408
Lease liabilities	4,552	655
Total current liabilities	112,330	13,222
Non-current liabilities:
Customer deposits	6,300	3,527
Lease liabilities	14,933	1,912
Convertible senior notes	659,348	—
Warrants liability	—	138,102
Total non-current liabilities	680,581	143,541
Total Liabilities	792,911	156,763
COMMITMENTS AND CONTINGENCIES (Note 22)
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 164,377,306 and 144,912,362 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	1
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 and 132,354,128 shares issued and outstanding as of December 31, 2021 and 2020	1	1
Additional paid-in capital	1,419,284	1,055,128
Accumulated deficit	(619,245)	(147,904)
Receivable for warrant exercises	—	(96)
Total stockholders’ equity (deficit)	800,042	907,130
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,592,952	$1,063,893
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019

Revenue	$106	$—	$—
Costs of goods sold	88	—	—
Gross margin	18	—	—
Operating costs and expenses:
General and administrative	42,413	22,272	3,626
Research and development	286,857	21,052	6,962
Total operating costs and expenses	329,269	43,324	10,588
Loss from operations	(329,251)	(43,324)	(10,588)
Other income (expense):
Other income (expense)	(402)	(52)	1
Interest income	627	79	9
Interest expense	(6,546)	(1,610)	(179)
Change in fair value of derivatives	(138,436)	(85,417)	(80)
Foreign currency gain (loss)	2,666	320	(42)
Total other income (expense)	(142,090)	(86,680)	(291)
Net loss	$(471,341)	$(130,004)	$(10,879)
Deemed dividend attributable to preferred stock	—	—	—
Net loss attributable to common shareholders	$(471,341)	$(130,004)	$(10,879)
Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(1.61)	$(0.96)	$(0.10)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	292,004,136	135,034,921	105,343,914
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Series A Convertible Preferred			Series B Convertible Preferred		Founders Convertible Preferred			Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares		Amount	Shares	Amount	Shares		Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	16,983,241		$4,634	$3,765,685	$6,386	27,162,191		$—	93,090	$—	105,191,937	$1	$662	$—	$(7,021)	$(6,358)
Stock-based compensation	—		—	—	—	—		—	—	—	—	—	86	—	—	86
Exercise of stock options	—		—	—	—	—		—	117,773	—	—	—	8	—	—	8
Net loss	—		—	—	—	—		—	—	—	—	—	—	—	(10,879)	(10,879)
Balance at December 31, 2019	16,983,241		$4,634	3,765,685	$6,386	27,162,191		$—	210,863	$—	105,191,937	$1	$756	$—	$(17,900)	$(17,143)
Stock-based compensation	—		—	—	—	—		—	—	—	—	—	711	—	—	711
Exercise of stock options	—		—	—	—	—		—	153,451	—	—	—	87	—	—	87
Merger recapitalization	(16,983,241)		(4,634)	(3,765,685)	(6,386)	(27,162,191)		—	20,748,926	—	27,162,191	—	11,020	—	—	11,020
Merger recapitalization attributed to warrants liability	—		—	—	—	—		—	—	—	—	—	(62,739)	—	—	(62,739)
Spartan Shares Recapitalized, Net of Redemptions and Equity Issuance Costs of $72,463	—		—	—	—	—		—	116,547,115	1	—	—	976,022	—	—	976,023
Conversion of Bridge Notes to Class A	—		—	—	—	—		—	1,361,268	—	—	—	11,487	—	—	11,487
Conversion of Convertible Security	—		—	—	—	—		—	5,882,352	—	—	—	59,647	—	—	59,647
Exercise of warrants	—		—	—	—	—		—	8,387	—	—	—	96	(96)	—	—
Recognition of Magna Warrants	—		—	—	—	—		—	—	—	—	—	58,041	—	—	58,041
Net loss	—		—	—	—	—		—	—	—	—	—	—	—	(130,004)	(130,004)
Balance at December 31, 2020	—		$—	—	$—	—		$—	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$(147,904)	$907,130
Stock-based compensation	—		—	—	—	—		—	—	—	—	—	5,622	—	—	5,622
Exercise of stock options and restricted stock awards, net of statutory tax withholding	—		—	—	—	—		—	1,656,424	—	—	—	403	—	—	403
Receivable for warrant exercises collected	—		—	—	—	—		—	—		—	—	—	459	—	459
Exercise of warrants	—		—	—	—	—		—	27,751,587	1	—	—	365,464	(385)	—	365,080
Shares surrendered upon exercise of warrants	—		—	—	—	—		—	(9,943,067)	—	—	—	—	—	—	—
Net loss	—		—	—	—	—		—	—	—	—	—	—	—	(471,341)	(471,341)
Stock issuance costs and redemption payments	—		—	—	—	—		—	—	—	—	—	(22)	22	—	—
Purchase of capped call option	—		—	—	—	—		—	—	—	—	—	(96,788)	—	—	(96,788)
Recognition of Magna warrants	—		—	—	—	—		—	—	—	—	—	89,477	—	—	89,477
Balance at December 31, 2021	—	—	$—	—	$—	—	—	$—	164,377,306	$2	132,354,128	$1	$1,419,284	$—	$(619,245)	$800,042
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year Ended December 31,
	2021	2020	2019

Cash Flows from Operating Activities:
Net loss	$(471,341)	$(130,004)	$(10,879)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	5,622	711	86
Depreciation and amortization	699	77	25
Amortization of right-of-use asset	2,576	228	130
Amortization of debt discount	373	1,610	137
Change in fair value of warrants liability	138,436	75,363	—
Change in fair value of embedded derivative	—	406	80
Change in fair value of convertible equity security	—	9,647	—
Loss on disposal of fixed assets	—	28	—
Reclassification of expensed payments made to arrangers of convertible security	—	3,500	—
Unrealized loss on foreign currency transactions	(1,469)	34	12
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43,795)	(13,823)	11
Accounts payable and accrued expenses	66,253	9,213	2,685
Customer deposits	2,773	2,581	588
Change in operating lease liability	(1,395)	2,423	(135)
Net cash used in operating activities	(301,269)	(38,006)	(7,260)
Cash Flows from Investing Activities:
Purchase of property and equipment and intangible asset	(134,386)	(676)	(14)
Net cash used in investing activities	(134,386)	(676)	(14)
Cash Flows from Financing Activities:
Proceeds from the issuance of bridge notes	—	5,372	3,578
Proceeds from issuance of convertible notes	667,500	—	—
Payments for debt issuance costs	(209)	—	—
Payments made for capped call options	(96,788)	—	—
Payments made to initial purchasers for convertible notes	(8,314)	—	—
Proceeds from exercise of warrants	89,023	—	—
Payments for stock issuance costs and redemption of unexercised warrants	(22)	—	—
Proceeds from issuance of convertible equity security, net of issuance costs	—	46,500	—
Payments to tax authorities for statutory withholding taxes	(9,869)	—	—
Proceeds from recapitalization of Spartan shares, net of redemptions and issuance costs		976,023	—
Proceeds from the exercise of stock options	5,616	87	8
Net cash provided by financing activities	646,937	1,027,982	3,586
Net increase (decrease) in cash and cash equivalents	211,281	989,300	(3,688)
Cash and cash equivalents, beginning of the period	991,158	1,858	5,546
Cash and cash equivalents, end of the period	$1,202,439	$991,158	$1,858
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
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
The Company’s common stock is listed on the New York Stock Exchange under the symbols “FSR”.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). For all periods presented, net loss equals comprehensive loss.
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
Going Concern, Liquidity and Capital Resources
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through March 2023. Since inception, the Company has incurred significant losses of approximately $619.2 million. As of December 31, 2021, the Company had approximately $1,202 million in cash and cash equivalents. The Company expects to continue to incur significant operating losses for the foreseeable future. Proceeds from the Business Combination, issuance of convertible senior notes and warrant exercises provide the Company the liquidity and capital resources to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance.

Supplier Risk
The Company continued nomination of suppliers with an accelerated phase during the year for engineering, development, testing, tooling and production of components for serial production of its vehicles, which will be assembled in Austria. As of December 31, 2021, these supplier contracts do not represent unconditional purchase obligations with take-or-pay or specified minimum quantities provisions with the exception of an agreement securing battery capacity for the Fisker Ocean SUV. Under the terms of the agreement, the battery supplier will deliver two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually, from 2023 through 2025.
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
Fair Value Measurements
The Company follows the accounting guidance in ASC 820, Fair Value Measurement, for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
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
Long-Lived Assets
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Useful Life (in years)
Tooling	3-8
Machinery and equipment	5-15
Furniture and fixtures	5-10
IT hardware and software	3-10
Construction in progress is comprised primarily of costs to construct serial production tooling located in foreign countries.
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
Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. The Company assesses impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has not recorded any impairment charges during the periods presented.
Leases
The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.
The Company does enter into contracts that meet the definitions of a freestanding instrument, such as capped call options with equity-linked features, and a derivative. A freestanding instrument that is a derivative is evaluated by the Company to determine if it qualifies for an exception to derivative accounting. The Company determines whether the equity-linked feature is indexed to the Company's Class A common stock and whether the settlement provision in the contract is consistent with a fixed-for-fixed equity instrument. To qualify for classification in stockholder's equity, the Company evaluates whether the contract requires physical settlement, net share settlement, or a combination thereof and, when the Company has a choice of net cash settlement or settlement in the Company's shares, additional criteria are evaluated to determine whether equity classification is appropriate. Refer to Note 11 for additional information regarding the accounting for the convertible senior notes and capped call options.
From July 2019 to December 2019, the Company entered into note agreements that were determined to have embedded derivative instruments in the form of a contingent put option. The notes are recognized at the value of proceeds received after allocating issuance proceeds to the separable instruments issued with the notes and to the bifurcated contingent put option. The notes are subsequently measured at amortized cost using the effective interest method to accrete interest over their term to bring the notes’ initial carrying value to their principal balance at maturity. The bifurcated put option is initially measured at fair value which is included in the Bridge notes payable balance on the Consolidated Balance Sheets and subsequently measured at fair value with changes in fair value recognized as a component of Other income (expense) in the Consolidated Statements of Operations (see Note 3).
The Company accounts for its public and private warrants as a derivative liability initially measured at its fair values and remeasured in the condensed consolidated statements of operations at the end of each reporting period. When the warrants are exercised, the corresponding derivative liability is de-recognized at the underlying fair value of the Class A common stock that is issued to the warrant holder less any cash paid in accordance with the warrant agreement. Upon either cash or cashless exercise, the de-recognized derivative liability results in an increase in additional paid in capital equal to the difference between the fair value of the underlying Class A common stock and its par value. A cashless exercise results in the warrant holder surrendering Class A common stock equal to the stated warrant exercise price based on the contractual terms in the warrant agreement that govern the cashless conversion.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A good or service is transferred to a customer when, or as the customer obtains control of that good or service. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligation(s) in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligation(s) in the contract
•Step 5: Recognize revenue when or as the company satisfies a performance obligation
The Company’s customers may reserve a Fisker vehicle by making a deposit, which is refundable, and in certain instances, subject to a 10% administration and process fee in the event of cancellation. The Company has yet to deliver and recognize revenue related to the delivery of a vehicle.
Certain holders of the Company’s bridge notes were issued option agreements providing the holder with a non-binding right to receive a base model Fisker Ocean SUV within the first twelve months of production, subject to the terms and conditions. The proceeds received from these holders were allocated to the bridge notes and option agreements on a relative fair value basis, resulting in an initial discount to the bridge notes.
See Note 10 for the balance of the Company’s customer reservation deposits.
Foreign Currency Remeasurement and Transactions
The functional currency of the Company’s U.K., German, and Austrian subsidiaries is the U.S. Dollar. For this subsidiary, monetary assets and liabilities denominated in non U.S. currencies are re-measured to U.S. Dollars using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in non-U.S. currencies are maintained at historical U.S. Dollar exchange rates. Expenses are re-measured at average U.S. Dollar monthly rates.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are immaterial for all periods presented.
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
From inception through December 31, 2021, the Company has primarily granted service and performance based awards. Stock-based compensation expense is recognized for awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each vesting tranche. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-

based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For stock-based awards with vesting subject to performance conditions, stock-based compensation expense is recognized when the performance conditions becomes probable of achievement over the requisite service period. All stock-based compensation expense are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying individual’s role at the Company except for the capitalization of costs associated with the Magna warrants (see Note 13).
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist primarily of payroll, benefits and stock-based compensation of those employees engaged in research, design and development activities, costs related to design and prototype tools, prototype development work, and supplies and services.
Advertising Expense
All advertising costs are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising expense was $6.3 million, $0.8 million, and $0.1 million, respectively.
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

Restatement of Consolidated Financial Statements as of and for the year ended December 31, 2020

As part of the Business Combination, the Company originally completed a comprehensive evaluation and concluded that the public and private warrants, as described in Notes 4 and 13, that were initially issued by Spartan could be classified within equity. Subsequent to filing the Company's Annual Report on Form 10-K for the year ended December 31, 2020 on March 30, 2021, the Staff of the Securities and Exchange Commission issued a public statement (the “Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021 stating that warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. Based on the review of the

Company’s historical accounting pursuant to ASC 815, Derivatives and Hedging (Topic 815) (“ASC 815”), and after considering the Statement, the Company concluded its Warrants require classification as derivative liabilities to be measured at their fair values as of the closing of the Business Combination, with subsequent changes in fair value remeasured through earnings. The accounting for the Warrants does not impact the Company’s financial statements in any reporting periods prior to the Business Combination, as the Company assumed the Warrants through the Business Combination which was accounted for as a reverse recapitalization.

The fair value of the Warrants as of the closing date of the Business Combination on October 29, 2020 and December 31, 2020 amounted to $62.7 million and $138.1 million, respectively. During the fourth quarter of 2020, the change in fair value from October 29, 2020 through December 31, 2020 amounted to an increase of $75.4 million. The Company concluded the effect of this error on the previously reported consolidated financial statements as of and for the year ended December 31, 2020 is material and, as such, on May 17, 2021 restated the December 31, 2020 consolidated financial statements, and accompanying notes from the amounts previously reported to give effect to the correction of this error.
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which was codified with its subsequent amendments as ASC 842. ASC 842 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months. The Company adopted ASC 842 as of January 1, 2019, using the modified retrospective transition approach by recording a right-of-use asset and lease liability for operating leases of $264,900 and $278,984, respectively, at that date; the Company did not have any finance lease assets and liabilities upon adoption or any arrangements where it acts as a lessor. Adoption of ASC 842 did not have an effect on the Company’s accumulated deficit. The Company availed itself of the practical expedients provided under ASC 842 regarding identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components for all classes of assets.
In September 2020, the FASB issued ASU 2020-06,Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted method for all convertible instruments and an update for instruments that can be settled in either cash or shares. We early adopted ASU 2020-06 effective on January 1, 2021 applying the modified retrospective method. Since the Company did not have any financial instruments as of January 1, 2021 within the scope of ASU 2020-06, early adoption had no effect on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This ASU also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for non-public companies, and public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission (SEC), for interim and annual periods beginning after December 15, 2022. On December 31, 2021, the Company became a large accelerated filer, as defined by the SEC, and, as a result, adopted this guidance effective January 1, 2021, which did not have a material impact on the Company's consolidated financial statements.
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
Convertible Equity Security
On July 7, 2020, the Company issued an investor a convertible security (the “Security”) in the amount of $50.0 million. The Security is classified as a SAFE agreement (Simple Agreement for Future Equity). The Security is automatically convertible into shares of capital stock of the combined entity upon the closing of a transaction with a special purpose acquisition company at a conversion price equal to 85% of the price per share upon consummation of such transaction (a “SPAC Transaction”). The Security had no interest rate or maturity date and the SAFE investor had no voting right prior to conversion. The Security was recorded as a liability of $50.0 million at issuance and was settled in exchange for 5,882,352 shares of Class A Common Stock in New Fisker on October 29, 2020 as part of the Business Combination. For the year ended December 31, 2020, the Company recognized $9.6 million of other expense due to the change in fair value of the Security.

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
From July 2019 to September 2020, the Company entered into bridge note agreements with investors. Certain holders of the bridge notes were issued option agreements providing the holder with a non-binding right to receive a base model Fisker Ocean SUV within the first twelve months of production, subject to certain terms and conditions. The proceeds received from these holders were allocated to the bridge notes and option agreements on a relative fair value basis, resulting in an initial discount to the bridge notes.
The automatic exchange feature is the predominant settlement feature and the change of control feature within the bridge notes are embedded contingent put options that, collectively, are required to be bifurcated from the debt host and measured at fair value with changes in fair value recognized in earnings (see Note 4). After bifurcation of the embedded derivative, the initial carrying value of the bridge notes are accreted to their stated principal value over the contractual term of the bridge notes, using the effective interest method. The Company recognized approximately $1.3 million of accretion of debt discount from the issuance dates of the bridge notes through December 31, 2020, classified as Interest expense in the Condensed Consolidated Statement of Operations. The embedded derivative was eliminated upon the conversion of the bridge notes payable at the close of the Business Combination.
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
Prior to the Closing, Fisker had shares of $0.00001 par value Series A, Series B, and Founders Convertible preferred stock outstanding. The shares of Series A and B preferred stock were convertible into shares of Class A Common Stock of Legacy Fisker based on a specified conversion price calculated by dividing the then-original issue price, as adjusted, for such share of preferred stock by the conversion price, as adjusted, in effect on the date the certificate is surrendered for conversion. Shares of Founders preferred stock, classified in equity, were convertible into Class B Common Stock determined by dividing $0.10 , as adjusted, for such share of preferred stock by the conversion price, as adjusted, in effect on the date the certificate is surrendered for conversion. Upon the Closing, the outstanding shares of preferred stock were converted into common stock of the Company at 2.7162, the exchange ratio established in the Business Combination Agreement. Immediately after the Business Combination, Founders Convertible, Series A (pre-combination), and Series B (pre-combination) converted into 27,162,191 Class A Common Stock, 16,983,241 Class A Common Stock, and 3,765,685 Class A Common Stock, respectively.
4. Fair value measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$1,191,079	$—	$—	$1,191,079
Total fair value	$1,191,079	$—	$—	$1,191,079
Liabilities included in:
Derivative liabilities – public and private warrants	$—	$—	$—	$—
Total fair value	$—	$—	$—	$—

	Fair Value Measured as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$987,728	$—	$—	$987,728
Total fair value	$987,728	$—	$—	$987,728
Liabilities included in:
Derivative liabilities – public and private warrants	$90,487	$—	$47,615	$138,102
Total fair value	$90,487	$—	$47,615	$138,102
The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.
The carrying amounts included in the Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of December 31, 2021, the fair value of the 2026 Notes was $700.9 million. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible senior notes in an over-the-counter market on the last business day of the period.
Upon closing the Business Combination, the Company recognized a $62.7 million liability for its private and public warrants and a corresponding non-cash reduction of additional paid-in capital for the same amount. The Company’s derivative liability for its private and public warrants are measured at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the private warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses an option pricing simulation to estimate the fair value of its private warrants, all of which were exercised in March 2021. The public warrants fair value is determined using its publicly traded prices (Level 1). During 2021, the Company completed its redemption of all outstanding public warrants (refer to Note 8). Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations as a non-operating expense. For the year ended December 31, 2021, the changes in the fair value of the derivative liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatility upon exercise in March and April 2021. The change in fair value of derivatives amounted to a non-cash loss of $138.4 million attributed to public and private warrants during the year ended December 31, 2021, compared to a hou$75.4 million non-cash loss attributed to public and private warrants during the year ended December 31, 2020.
The significant assumptions in the option pricing simulation of a Black Scholes valuation model which the Company used to determine the fair value of the private warrants are:

	December 31, 2020	October 29 2020
Stock price	$14.65	$8.96
Exercise price	$11.50	$11.50
Expected warrant term	4.8	5.0
Volatility	32.00%	40.75%
Risk-free interest rate	0.36%	0.38%
Dividend yield	0.00%	0.00%
Monte Carlo simulation number of iterations	100,000	100,000
Negotiated discount (1)	7.00%	7.00%

(1)"Negotiated discount" is an estimated marketability discount assuming a market participant would negotiate a discount by referring to the quoted price for a public warrant.
The reconciliation of changes in Level 3 measurements of the private warrants is as follows:

Balance as of December 31, 2020	$47,615
Change in fair value	63,526
Cashless exercise of warrants	(111,141)
Balance as of December 31, 2021	$—
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020 (in thousands):

	Private warrants derivative liability	Convertible Equity Security	Embedded derivative in bridge notes	Total

Balance, December 31, 2019	$—	$—	$1,325	$1,325
Merger recapitalization	21,715	—	—	21,715
Issuance of bridge notes	—	—	1,934	1,934
Issuance of convertible equity security	—	50,000	—	50,000
Change in fair value	25,900	9,647	406	35,953
Settlement of bridge notes and convertible equity security	—	(59,647)	(3,665)	(63,312)
Balance, December 31, 2020	$47,615	$—	$—	$47,615
Upon consummation of the Business Combination, the Company's convertible equity security and bridge notes settled in exchange for 5,882,352 and 1,361,268 shares of Class A common stock, respectively. Prior to the consummation of the Business Combination, the Company measured the embedded derivative liability and the convertible equity security at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the embedded derivative and the convertible equity security use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The changes in the fair value of the convertible equity security and the embedded derivative liability resulted from changes in price of Spartan’s common stock and an adjustment to the probabilities of completion of a SPAC transaction. Changes in the fair value of the embedded derivative and convertible equity security related to updated assumptions and estimates resulted in a loss of $10.1 million for the year ended December 31, 2020 recognized within the Consolidated Statements of Operations. No changes in valuation techniques or inputs occurred during the year ended December 31, 2021.

5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consists of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Prepaid insurance	$6,809	$7,481
Prepaid research and development expenses	10,415	—
Prepaid and other current assets	13,199	1,596
	$30,423	$9,077
The Company made contractual advance payments during 2021 for research and development services to be provided by suppliers in 2022.
6. Intangible asset
The Company has the following intangible assets (in thousands):

	As of December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$231,525	$—	$231,525
		$231,525	$—	$231,525

	As of December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$58,041	$—	$58,041
		$58,041	$—	$58,041
The Company did not amortize the capitalized cost associated with the warrants vested and exercisable by Magna International, Inc. (“Magna”) for the year ended December 31, 2021 as amortization will commence with the start of production for the Fisker Ocean which is expected to occur in 2022. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 13 for additional information regarding the capitalization of costs upon issuance of warrants to Magna. Also, the Company capitalized certain costs associated with manufacturing of the Fisker Ocean and production of parts in 2021, which will be amortized beginning with the start of production for the Fisker Ocean over eight years.

7. Property and Equipment, net
Property and equipment, net, consists of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Machinery and equipment	$1,174	$130
Furniture and fixtures	307	67
IT hardware and software	3,778	820
Leasehold improvements	20	26
Construction in progress	81,161	—
Total property and equipment	86,439	1,043
Less: Accumulated depreciation and amortization	(796)	(98)
Property and equipment, net	$85,643	$945
Depreciation and amortization for the years ended December 31, 2021, 2020, and 2019 was $0.8 million, $0.1 million and $0.1 million , respectively. As of December 31, 2021 and 2020, accounts payable and accrued liabilities include property and equipment of $35.4 million and $0.3 million, respectively, which is excluded from net cash used in investing activities as reported in the consolidated statement of cash flows.
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
In February 2021, the Company entered into a First Amendment to Lease Agreement (the “Amendment”) with Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common (together, “Continental”). Continental is the lessor of the Company’s corporate headquarters in Manhattan Beach, California (Inception). The Amendment provides for, among other things, (a) an increase in the rentable square feet from approximately 72,000 square feet to approximately 78,500 square feet, (b) a modification to the term of the lease to be 69 months from February 1, 2021, with no option to extend, and (c) an adjustment to the base rental amounts payable by the Company to Continental during the term of the lease. The Company substantially completed its construction of improvements to the property that are owned by Continental in May 2021 at which time the lease commenced. The Company recorded a non-cash transaction to recognize a lease liability of $17.9 million and right-of-use asset of $18.3 million.
In the fourth quarter of 2021, the Company entered into contracts for experience centers in Los Angeles and Munich. The leases will commence in 2022 after the Company has access to the leased space and it is ready for its intended use, which is expected in the first half of 2022. The Company accessed the leased assets in January 2022 and will construct significant improvements before it occupies the leased space. The lease term for the experience center in Los Angeles ends in January 2027. The lease term for the Munich experience center ends in January 2029 and the Company has an irrevocable right to extend the lease term for five years. The lease contracts for both experience centers will be classified as an operating lease and the minimum rental payments will approximate $30 million over the respective combined lease terms. The Company will recognize the right of use asset and corresponding lease liability in 2022.
The Company does not act as a lessor or have any leases classified as financing leases.

During 2021 and 2020, the Company recorded non-cash operating lease right-of-use assets of $18.3 million and $2.5 million and non-cash operating lease liabilities of $17.8 million and $2.6 million, respectively, on its consolidated balance sheet.
The tables below present information regarding the Company’s lease assets and liabilities (in thousands):

	As of December 31,	As of December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	18,285	2,548
Liabilities:
Operating Lease—Current	4,552	655
Operating Lease—Long term	14,933	1,912
The components of lease related expense are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Lease costs:
Operating lease expense	$3,318	$274
Short-term lease expense	74	29
Total lease costs	$3,392	$303
The components of supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$957	$175
Non-cash activity:
ROU asset obtained in exchange for operating lease obligations	$18,313	$2,636
Other Information
Weighted average remaining lease term (in years)	3.6	3.10
Weighted average discount rate	5.27%	5.35%

As of December 31, 2021, future minimum payments during the next five years and thereafter are as follows (in thousands):

Operating Leases
Year Ending December 31, 2022	$4,552
Year Ending December 31, 2023	4,680
Year Ending December 31, 2024	4,519
Year Ending December 31, 2025	4,555
Year Ending December 31, 2026	3,800
Thereafter	—
Total	22,105
Less present value discount	(2,620)
Operating lease liabilities	$19,485
The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at lease inception, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.
9. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	As of December 31,
	2021	2020
Accrued payroll	$1,989	$686
Accrued professional fees	3,579	468
Accrued other	608	254
Accrued interest	6,165	—
Accrued legal	—	6,000
Accrued vendor liabilities	67,293	—
Total accrued expenses	$79,634	$7,408
As of December 31, 2021, accrued expenses include amounts owed to vendors but not yet invoiced in exchange for vendor purchases related to serial production tooling and research and development services. Vendor and research and development expenses which have been invoiced are in accounts payable as of December 31, 2021 and 2020. Accrued vendor expenses are based on estimated costs incurred to date.

10. Customer Deposits
Customer deposits consists of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Customer reservation deposits	$5,546	$2,773
Customer SUV option	754	754
Total customer deposits	$6,300	$3,527

11. Convertible Senior Notes
2026 Notes
In August, 2021, we issued an aggregate of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes have been designated as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes consisted of a $625 million initial placement and an over-allotment option that provided the initial purchasers of the 2026 Notes with the option to purchase an additional $100.0 million aggregate principal amount of the 2026 Notes, of which $42.5 million was exercised. The 2026 Notes were issued pursuant to an indenture dated August 17, 2021. The proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and cash used to purchase the capped call transactions (“2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense.
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
Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option prior to June 15, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2026 Notes on such trading day;
•if we call such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called (or deemed called) for redemption; or
•on the occurrence of specified corporate events.
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
As of December 31, 2021, the 2026 Notes consisted of the following:

Principal	$667,500
Unamortized debt issuance costs	(8,152)
Net carrying amount	$659,348
Interest expense related to the amortization of debt issuance costs was $0.4 million for year ended December 31, 2021. Contractual interest expense was $6.2 million for the year ended December 31, 2021.
As of December 31, 2021, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of December 31, 2021.No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
Capped Call Transactions
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Call Transactions with certain counterparties at a net cost of $96.8 million. The 2026 Capped Call Transactions are purchased capped call options on 33.9 million shares of Class A common stock, that, if exercised, can be net share settled, net cash settled, or settled in a combination of cash or shares consistent with the settlement elections made with respect to the 2026 Notes if converted. The cap price is initially $32.57 per share of our Class A common stock and subject to certain adjustments under the terms of the 2026 Capped Call Transactions. The strike price is initially $19.70 per share of Class A common stock, subject to customary anti-dilution adjustments that mirror corresponding adjustments for the 2026 Notes.
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
12. Stockholders’ Equity
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
Preferred Stock
As of December 31, 2021 and 2020, the Company is authorized to issue 15,000,000 shares of Preferred Stock with a par value of $0.00001, of which no shares are issued and outstanding.
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
13. Warrants
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
On March 19, 2021, the Company announced that it would redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A common stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remained outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). The Private Placement Warrants were not subject to this redemption. In addition, in accordance with the Warrant Agreement, the Company’s board of directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. For the unexercised 225,906 Public Warrants outstanding at the Redemption Date, the Company paid $2,259 to redeem the unexercised warrants in the second quarter of 2021. There are no Public Warrants outstanding as of December 31, 2021.
During March 2021, the 9,360,000 warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by the Company’s former sponsor on a cashless basis for 4,907,329 shares of Common Stock (4,452,671 shares of Common Stock surrendered) and are no longer outstanding.
During 2021, the Company has received cash proceeds of $89 million upon the exercise of 7,733,400 Public Warrants immediately prior to the announcement to redeem the Public Warrants.
Public and private warrant exercise activity and underlying Common Stock issued or surrendered for year ended December 31, 2021, is:

	Public warrants	Private warrants	Total
December 31, 2020	18,391,587	9,360,000	27,751,587
Shares issued for cash exercises	(7,733,400)		(7,733,400)
Shares issued for cashless exercises	(5,167,791)	(4,907,329)	(10,075,120)
Shares surrendered upon cashless exercise	(5,264,490)	(4,452,671)	(9,717,161)
Shares redeemed by Company for cash	(225,906)		(225,906)
December 31, 2021	—	—	—

Cashless exercises of public and private warrants increased additional paid-in capital by $277 million for the year ended December 31, 2021. As of December 31, 2020, 8,387 warrants had been exercised for shares of Company Class A common stock generating proceeds of $0.1 million which had not been received as of the balance sheet date (e.g., a non-cash transaction).

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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At December 31, 2021, Magna satisfied the first and second milestones and the Company capitalized costs as an intangible asset representing the future economic benefit to Fisker Inc. In the fourth quarter of 2021, the Company determined the third milestone is probable of achievement and capitalized a portion of the award's fair value corresponding to the service period beginning at the grant date and ending in the fourth quarter of 2022. The unrecognized portion of the award will be recognized ratably over the remainder of the service period ending upon start of pre-serial production, which is estimated to occur in the fourth quarter of 2022. Changes in the estimated timing of start of pre-serial production will require a cumulative adjustment for a change in accounting estimate. Because there are multiple milestones to achieve, the intangible asset is under development and will be complete when start of pre-serial production begins. The Company will amortize the aggregate capitalized cost in a systematic and rational manner. Throughout its useful life, including the period of time before completion, the Company will assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated and then if the carrying amount of the intangible asset is not recoverable, determine its fair value and record an impairment loss. At December 31, 2021, no indicator of impairment exists.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone if met. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of December 31, 2021, none of which are exercised.

	Fair value	Capitalized at December 31, 2021
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	31,436
	$174,297	$147,518
In connection with the Business Combination, on December 1, 2020, the Company filed a Registration Statement on Form S-1. This Registration Statement, as amended, relates to the issuance of an aggregate of up to 27,760,000 shares of common stock issuable upon the exercise of its publicly-traded warrants and an aggregate of up 19,474,454 shares of its common stock issuable upon exercise of its warrants issued to Magna in a private placement.
14. Earnings (Loss) Per Share
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

	Year December 31,
	2021	2020	2019
Numerator:
Net loss	$(471,341)	$(130,004)	$(10,879)
Deemed dividend attributable to preferred stock	—	—	—
Net loss attributable to common shareholders	$(471,341)	$(130,004)	$(10,879)
Denominator:
Weighted average Class A common shares outstanding	159,650,008	25,167,525	151,977
Weighted average Class B common shares outstanding	132,354,128	109,867,396	105,191,937
Weighted average Class A and Class B common shares outstanding- Basic	292,004,136	135,034,921	105,343,914
Dilutive effect of potential common shares	—	—	—
Weighted average Class A and Class B common shares outstanding- Diluted	292,004,136	135,034,921	105,343,914
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(1.61)	$(0.96)	$(0.10)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(1.61)	$(0.96)	$(0.10)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Series A Convertible Preferred Stock	—	—	16,983,241
Series B Convertible Preferred Stock	—	—	3,765,685
Founders Convertible Preferred Stock	—	—	27,162,191
Bridge notes	—	—	880,334
Convertible senior notes	33,891,845	—	—
Stock options and warrants	30,665,546	52,906,676	17,316,727
Total	64,557,391	52,906,676	66,108,178
15. Stock Based Compensation
Upon completion of the Business Combination, the 2016 Stock Plan renamed the 2020 Equity Incentive Plan (the “Plan”). All outstanding awards under the 2016 Stock Plan are modified to adopt the terms under the 2020 Equity Incentive Plan. The modifications are administrative in nature and have no effect on the valuation inputs, vesting conditions or equity classification of any of the outstanding original awards immediately before and after the close of the Business Combination. The Plan is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). The Plan added 24,097,751 shares of Class A Common Stock on October 29, 2020 to increase the maximum aggregate number of shares that may be issued under the Plan to approximately 48 million shares (subject to adjustments upon changes in capitalization, merger or certain other transactions). Also, upon completion of the

Business Combination, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which up to 3,213,034 Class A Common Stock may be issued. As of December 31, 2021, no shares have been issued under the ESPP.
Stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
General and administrative expense	$1,135	$377	$30
Research and development	4,487	334	55
Total	$5,622	$711	$85
Stock options
Options under the Plan may be granted at prices as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 15% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The fair value of the shares is determined by the Board of Directors on the date of grants. Stock options generally have a contractual life of 10 years. Upon exercise, the Company issues new shares.
In 2016 and 2017, the Company’s founders were granted an aggregate of 15,882,711 options which are fully vested and are not related to performance. Options granted to other employees and consultants become vested and are exercisable over a range of up to six years from the date of grant.
The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2019	17,316,728	$0.09	7.2
Granted	2,765,167	5.29
Exercised	(153,451)	0.55
Forfeited	(1,204,348)	2.66
Balance as of December 31, 2020	18,724,096	$0.69	6.5
Granted	1,138,443	15.96
Exercised	(1,532,002)	0.43
Forfeited	(634,977)	7.86
Balance as of December 31, 2021	17,695,560	$1.44	5.6

The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.3	6.3
Volatility	91% to 100%	90% to 122%
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.6% to 1.5%	0.5%
Common stock price	$15.96	$5.29
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
Additional information regarding stock options exercisable as of December 31, 2021 is summarized below:

	Options Exercisable at December 31, 2021
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
$0.06 - $24.48	17,695,560	$1.44	5.6
The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the fair value of the Company’s common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2021 was $254 million. The intrinsic value of options exercisable was $254 million as of December 31, 2021. The total intrinsic value of options exercised was $26.3 million , $0.5 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The weighted-average grant date fair value per share for the stock option grants during the years ended December 31, 2021, 2020, and 2019 was $15.96, $14.65, and $0.80, respectively. As of December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $25.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
Restricted stock awards
In 2021, the Company granted employees, who rendered services during the year ended December 31, 2020 and were employees of the Company on the grant date, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of 2020. The restricted stock unit awards vested on the grant date which resulted in the release of 36,025 shares of Class A common stock, net of 20,232 shares withheld to pay for statutory withholding taxes, equal to stock-based compensation expense of $0.7 million recognized for the year ended December 31, 2021. The Company’s founders declined to receive an award related to performance in 2020. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member received an annual

RSU equal to $200,000 granted on June 8, 2021 (the date of the Company’s annual shareholders’ meeting) or 15,723 shares of Class A common stock which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”).
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
The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Awarded	176,561	13.01
Vested	(157,752)	12.93
Forfeited	(1,635)	14.05
Unvested at December 31, 2021	17,174	$13.47
The Company did not grant RSU awards during the years ended December 31, 2020 and 2019.
Performance-based restricted stock awards
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs will be awarded to any new employee hired in the fourth quarter of 2021 and during 2022 on a pro-rata basis based on a reduction in time of service. The number of shares subject to a Grantee’s PRSU award equals the Grantee’s PRSU Value divided by the closing price per Class A common share on the service inception date, or if the service inception date is not a trading day, the closing price per Share on the closest trading day immediately prior to the service inception date; in each case rounded down to the nearest whole number. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which will occur when each performance conditions is achieved, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. As of December 31, 2021, the Company has approved and authorized PRSUs equal to 2,444,314 shares of Class A common stock with a PRSU value of $33.9 million based on approved value of the award and the underlying stock price of a Class A share of common stock on the date awarded. During 2021, 176,965 PRSU awards were forfeited upon employee terminations. Recognition of stock-based compensation occurs when the performance conditions are probable of achievement. Measurement of stock-based compensation attributed to the PRSU awards will be based on the fair value of the underlying Class A common stock once the grant date is determined (e.g., variable accounting). As of December 31, 2021, achievement of the first performance condition is not probable as key performance indicators and departmental goals are not finalized for 2022.

16. Retirement Plan
The Company has a 401(k) savings plan (the 401(k) Plan), which is intended to be a tax- qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the IRS.
17. Income Taxes
The Company has limited foreign operations and pre-tax loss from its foreign operations has no material impact on Income tax. Income tax expense attributable to loss from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2021
U.S. operations	$—	$(94,232)	$(94,232)
Valuation allowance	—	94,232	94,232
	$—	$—	$—
Year ended December 31, 2020
U.S. operations	$—	$(8,011)	$(8,011)
Valuation allowance	—	8,011	8,011
	$—	$—	$—
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

The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$104,174	$13,448
Tax credits	3,842	994
Lease liability	5,085	579
Other	892	120
Total gross deferred income tax assets	113,993	15,141
Deferred tax liabilities:
ROU asset	(5,198)	(579)
Total gross deferred income tax liabilities	(5,198)	(579)
Net deferred income tax assets	108,794	14,562
Valuation allowance	(108,794)	(14,562)
Deferred tax asset, net of allowance	$—	$—
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
The changes in the valuation allowance related to current year operating activity was an increase in the amount of $94 million during the year ended December 31, 2021.

	Year Ended December 31,
	2021	2020
Beginning of the year	$14,562	$6,551
Increase—income tax benefit	94,232	8,011
End of the year	$108,794	$14,562
The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	3.7%	-0.7%
Tax credits	0.8%	0.1%
Valuation allowance	-20.0%	-6.2%
Fair value of derivatives	-6.2%	-13.8%
Other	0.7%	-0.4%
Income taxes provision (benefit)	0.0%	0.0%

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
As of December 31, 2021, the Company has approximately $402 million and $294 million of federal and state NOLs respectively. Federal NOLs generated prior to 2017 begin expiring in the calendar year 2036. Under the new Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2018 are carried forward indefinitely for federal tax purposes. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2019, 2020, or 2021, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. California has not conformed to the indefinite carryforward period for NOLs. The NOLs begin expiring in the calendar year 2036 for state purposes.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research and development (“R&D”) expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The R&D tax credit carryforward as of December 31, 2021 is $3.2 million and $1.9 million for Federal and State, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2036 for federal purposes. The Company has adjusted the deferred tax assets related to Federal R&D credit carryover to account for any expiring tax credits.
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
As of December 31, 2021, the Company has total uncertain tax positions of $968.000, which is related to R&D tax credits, which is recorded as a reduction of the deferred tax asset. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning of the year	$229	$100
Increase related to current year tax positions	871	129
Decrease for tax positions of prior years	(129)	—
Decrease due to expiration of statute of limitations	(3)	—
End of the year	$968	$229
It is not expected that there will be a significant change in uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income tax and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2021. The Company’s federal and state tax years for 2017 and forward are subject to examination by taxing authorities.

18. Related Party Transactions
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
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors and granted him a restricted stock unit representing 2,711 shares of Class A common stock, which vested on the date of the Company’s annual meeting held on June 8, 2021. Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses for legal services rendered by Orrick totaling approximately $1.8 million, $0.3 million, and $0.1 million, respectively.. Mr. Zuklie also held 54,461 shares of Class A Common Stock at the time of his appointment to the Board of Directors. Under the Company’s Outside Director Compensation Policy, Mr. Zuklie received an annual Board of Directors restricted stock unit award for 15,723 shares of Class A common stock vesting quarterly over twelve months from the date of the Company’s annual shareholders’ meeting on June 8, 2021.
19. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.

Disclosure controls and procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective at the reasonable level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021 was audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing under Item 8.

Remediation of previously disclosed material weakness

On March 30, 2021, we filed the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with the SEC (the “Original Filing”), at which time management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020. Subsequent to the Original Filing on March 30, 2021, management identified a material weakness in the Company's internal control over financial reporting related to the accounting for and classification of the public and private warrants. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

On April 12, 2021, the staff of the SEC issued a staff statement (the “Staff Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies. Management identified this material weakness as a result of evaluating the Staff Statement. The material weakness was due to an internal control over the evaluation of accounting for complex transactions with potential derivative accounting implications that did not operate effectively in the instance of evaluating potential tender offer scenarios and valuation models associated with the repricing of warrant instruments. As a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2020. Measures taken to remediate the material weakness included hiring additional technical accounting resources, enhancing internal controls to identify and evaluate embedded derivatives, and increasing the frequency of communications between accounting, legal and operations personnel. We concluded this material weakness was remediated as of December 31, 2021.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 other than those noted above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.
Executive Officers
On March 18, 2021, the Board of Directors approved, effective as of March 15, 2021, at the request of Dr. Geeta Gupta-Fisker, the Company’s Chief Financial Officer, an 82% decrease in Dr. Gupta-Fisker’s annual base salary from $325,000 to $58,240 which is California’s minimum annual wage.
On March 22, 2021, the Board of Directors appointed the Company’s Chief Financial Officer, Dr. Geeta Gupta-Fisker, as Chief Operating Officer of the Company, effective immediately. Dr. Gupta, age 46, has served as Chief Financial Officer of the Company since October 2020 and prior to this, served as Chief Financial Officer of Legacy Fisker from September 2016 to October 2020. In this role, Dr. Gupta-Fisker will serve as the Company’s principal operating officer as well as the Company’s principal financial officer.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibit and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits
The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
The following list is a list of exhibits filed as part of this

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

2.1*	Business Combination Agreement and Plan of Reorganization, dated as of July 10, 2020, by and among Spartan Energy Acquisition Corp., Spartan Merger Sub and Fisker Inc.	8-K	001-38625	10.3	7/13/2020

3.1	Second Amended and Restated Certificate of Incorporation of Fisker Inc.	8-K	001-38625	3.1	11/4/2020

3.2	Amended and Restated By-Laws of Fisker Inc.	8-K	001-38625	3.2	11/4/2020

4.1	Specimen Class A Common Stock Certificate.	S-1/A	333-226274	4.2	7/27/2018

4.2	Warrant Agreement, dated August 9, 2018, between Continental Stock Transfer & Trust Company and Spartan Energy Acquisition Corp.	S-1/A	333-226274	4.1	7/27/2018

4.3	Warrants to Purchase Shares of Class A Common Stock issued to Magna International Inc. dated October 29, 2020.	8-K	001-38625	4.4	11/4/2020

4.4	Specimen Warrant Certificate.	S-1/A	333-226274	4.3	7/27/2018

4.5	Description of Securities.	10-K/A	001-38625	4.5	5/17/2021

10.1	Sponsor Agreement, dated July 10, 2020 by and between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC.	8-K	001-38625	10.1	7/13/2020

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.2	Amended and Restated Registration Rights Agreement, dated as of October 29, 2020, by and among Fisker Inc., Spartan Energy Acquisition Sponsor LLC and certain other parties.	8-K	001-38625	10.2	11/4/2020

10.3	Form of Lock-Up Agreement.	8-K	001-38625	10.3	11/4/2020

10.4	Form of Subscription Agreement.	8-K	001-38625	10.2	7/13/2020

10.5	Form of Indemnification Agreement between Fisker Inc. and each of its officers and directors.	8-K	001-38625	10.5	11/4/2020

10.6*	Cooperation Agreement by and among Fisker Inc., Magna International Inc., and Spartan Energy Acquisition Corp. dated as of October 14, 2020.	8-K	001-38625	10.1	10/15/2020

10.7*	Sublease Agreement by and between Cosmo Co., USA, and Fisker Inc., dated as of September 21, 2020.	8-K	001-38625	10.7	11/4/2020

10.8	Lease Agreement by and between Continental 830 Nash LLC and Fisker Group Inc., dated as of October 2, 2020.	8-K	001-38625	10.8	11/4/2020

10.9†	Fisker Inc. Outside Director Compensation Policy.	8-K	001-38625	10.9	11/4/2020

10.10†	Fisker Inc. Executive Incentive Bonus Plan.	8-K	001-38625	10.10	11/4/2020

10.11†	Fisker Inc. Form of Executive Severance Agreement.	8-K	001-38625	10.11	11/4/2020

10.12†	Fisker Inc. 2020 Equity Incentive Plan and related forms of award agreements.	8-K	001-38625	10.12	11/4/2020

10.13†	Fisker Inc. 2020 Employee Stock Purchase Plan.	8-K	001-38625	10.13	11/4/2020

10.14†	Fisker Inc. 2016 Equity Incentive Plan, as amended, and related form of option agreement.	8-K	001-38625	10.14	11/4/2020

10.15	Letter Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp. and its officers and directors and Sponsor.	8-K	001-38625	10.1	8/14/2018

10.16	First Amendment to Lease by and between Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common, and Fisker Group Inc. dated as of February 5, 2021	8-K	001-38625	10.1	2/9/2021

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.17*	Project Pear Cooperation Framework Agreement by and between Fisker Group Inc. and AFE, Inc. entered into as of May 13, 2021.	10-Q	001-38625	10.1	5/17/2021
10.18*	Detailed Manufacturing Agreement effective June 12, 2021 by and between Fisker Group Inc. and Magna Steyr Fahrzeugtechnik AG & Co KG	8-K	001-38625	10.1	6/17/2021
10.19	Indenture, dated as of August 17, 2021 between Fisker Inc., as issuer, and U.S. Bank National Association, as trustee	8-K	001-38625	10.1	8/17/2021

16.1	Letter to the Securities and Exchange Commission from WithumSmith+Brown, PC, dated November 4, 2020.	8-K	001-38625	16.1	11/4/2020
16.2	Letter to the Securities and Exchange Commission of Deloitte & Touche LLP, dated April 9, 2021	8-K	001-38625	16.1	4/9/2021

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, former independent registered public accounting firm of Fisker Inc.					X
23.2	Consent of PricewaterhouseCoopers LLP, current independent registered public accounting firm of Fisker Inc.					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act.					X

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)					X
_______________
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

FISKER INC.

Date: February 28, 2022	/s/ Henrik Fisker
	Name:	Henrik Fisker
	Title:	Chairman of the Board, President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Henrik Fisker, Dr. Geeta Gupta-Fisker and John Finnucan, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in one or more counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henrik Fisker	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Henrik Fisker

/s/ Geeta Gupta-Fisker	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer)	February 28, 2022
Geeta Gupta-Fisker

/s/ John Finnucan	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
John Finnucan

/s/ Wendy J. Greuel	Director	February 28, 2022
Wendy J. Greuel

/s/ Mark E. Hickson	Director	February 28, 2022
Mark E. Hickson

/s/ William R. McDermott	Director
William R. McDermott		February 28, 2022

/s/ Roderick K. Randall	Director	February 28, 2022
Roderick K. Randall

/s/ Nadine I. Watt
Nadine I. Watt	Director	February 28, 2022

/s/ Mitchell S. Zuklie	Director	February 28, 2022
Mitchell S. Zuklie