Form 10-Q
period 2022-03-31
Fisker Inc./DE
filed 2022-05-09
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-39160
______________________
FISKER INC.
(Exact name of registrant as specified in its charter)
______________________

Delaware	82-3100340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1888 Rosecrans Avenue, Manhattan Beach, CA 90266
(Address of principal executive offices)
(833) 434-7537
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value of $0.00001 per share	FSR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2022, the registrant had 164,857,357 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

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
•our ability to maintain the listing of our Class A common stock, par value $0.00001per share ("Class A Common Stock") on the NYSE;
•the possibility that COVID-19, the Russian-Ukraine war or rising inflation may adversely affect the results of our operations, financial position and cash flows; and
•other factors described in this report, including those described in the section entitled “Risk Factors” under Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022, as supplemented by Quarterly Reports on Form 10-Q subsequently filed with the SEC.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,042,562	$1,202,439
Prepaid expenses and other current assets	32,192	30,423
Total current assets	1,074,754	1,232,862
Non-current assets:
Property and equipment, net	122,662	85,643
Intangible assets	238,219	231,525
Right-of-use assets, net	17,385	18,285
Equity investment	15,120	—
Other non-current assets	24,393	24,637
Total non-current assets	417,779	360,090
TOTAL ASSETS	$1,492,533	$1,592,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,890	$28,143
Accrued expenses	102,377	79,634
Lease liabilities	4,612	4,552
Total current liabilities	117,879	112,329
Non-current liabilities:
Customer deposits	11,055	6,300
Lease liabilities	14,021	14,933
Convertible senior notes	659,552	659,348
Total non-current liabilities	684,628	680,581
Total liabilities	802,507	792,910
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 164,836,936 and 164,377,306 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	1,431,342	1,419,284
Accumulated deficit	(741,319)	(619,245)
Total stockholders’ equity	690,026	800,042
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,492,533	$1,592,952
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 2022 and 2021
(In thousands, except share and per share data)
(Unaudited)

	Three-Months Ended March 31,
	2022	2021
Revenue	$12	22
Cost of goods sold	11	17
Gross margin	1	5
Operating costs and expenses:
General and administrative	21,992	$5,832
Research and development	101,460	27,271
Total operating costs and expenses	123,452	33,103
Loss from operations	(123,451)	(33,098)
Other income (expense):
Other income (expense)	(371)	75
Interest income	265	156
Interest expense	(4,383)	—
Change in fair value of derivatives	—	(145,249)
Foreign currency gain	746	1,273
Unrealized gains recognized on equity securities	5,120	—
Total other income (expense)	1,377	(143,745)
Net loss	$(122,074)	$(176,843)
Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.41)	$(0.63)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	296,508,619	279,837,563

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$(147,904)	$907,130
Stock-based compensation	—	—	—	—	817	—	—	817
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	163,397	—	—	—	106	(5)	—	101
Exercise of warrants	24,140,361	1	—	—	341,400	(288)	—	341,113
Shares surrendered upon exercise of warrants	(8,008,697)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(176,843)	(176,843)
Balance at March 31, 2021	161,207,423	$2	132,354,128	$1	$1,397,451	$(389)	$(324,747)	$1,072,318

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,377,306	$2	132,354,128	$1	$1,419,284	$—	$(619,245)	$800,042
Stock-based compensation	—	—	—	—	5,065	—	—	5,065
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	459,630	—	—	—	298	—	—	298
Net Loss	—	—	—	—	—	—	(122,074)	(122,074)
Recognition of Magna Warrants	—	—	—	—	6,695	—	—	6,695
Balance at March 31, 2022	164,836,936	$2	132,354,128	$1	$1,431,342	$—	$(741,319)	$690,026

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(122,074)	$(176,843)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	5,065	817
Depreciation	379	93
Amortization of right-of-use asset	900	182
Accretion of debt issuance costs	204	—
Change in fair value of derivative liabilities	—	145,249
Unrealized gains recognized on equity securities	(5,120)	—
Unrealized foreign currency gain	(744)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,524)	2,469
Accounts payable and accrued expenses	13,024	(1,513)
Customer deposits	4,755	855
Change in operating lease liability	(853)	(119)
Net cash used in operating activities	(105,988)	(28,810)
Cash Flows from Investing Activities:
Acquisition of equity investment	(10,000)	—
Purchases of property and equipment and intangible asset	(45,750)	(65,665)
Net cash used in investing activities	(55,750)	(65,665)
Cash Flows from Financing Activities:
Proceeds from the exercise of warrants	—	88,638
Proceeds from the exercise of stock options	1,861	101
Net cash provided by financing activities	1,861	88,739
Net decrease in cash and cash equivalents	(159,877)	(5,736)
Cash and cash equivalents, beginning of the period	1,202,439	991,158
Cash and cash equivalents, end of the period	$1,042,562	$985,422
Supplemental disclosure of cash flow information
Cash paid for interest	$9,642	$—
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
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “FSR”. The Company’s warrants previously traded on the New York Stock Exchange under the symbol “FSR WS” and on April 19, 2021, the NYSE filed a Form 25-NSE with respect to the warrants; the formal delisting of the warrants became effective ten days thereafter.
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
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, the condensed consolidated statements of changes in stockholders’ equity, and the condensed consolidated statements of cash flows for the three-months ended March 31, 2022 and 2021, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three-months ended March 31, 2022 and 2021.
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

Going Concern, Liquidity and Capital Resources
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, the Company has incurred significant accumulated losses of approximately $741 million . As of March 31, 2022, the Company had approximately $1,043 million in cash and cash equivalents. The Company expects to continue to incur significant operating losses for the foreseeable future. Proceeds from the issuance of convertible senior notes and warrants exercise provide the Company the liquidity and capital resources to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance.
Supplier Risk
The Company finalized nomination of suppliers during the quarter for engineering, development, testing, tooling and production of components for serial production of its vehicles. As of March 31, 2022, these supplier contracts do not represent unconditional purchase obligations with take-or-pay or specified minimum quantities provisions with the exception of an agreement securing battery capacity for the Fisker Ocean SUV. Under the terms of the agreement, the battery supplier will deliver two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually, from 2023 through 2025.
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
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of March 31, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.
The Company’s income tax provision consists of an estimate for U.S. federal, foreign and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of March 31, 2022.
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
Recently adopted accounting pronouncements
In December 2020, the FASB issued ASU No. 2019-12,Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. This guidance had no effect on the Company’s condensed consolidated financial statements upon adoption in 2022.
In March 2021, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted method for all convertible instruments and an update for instruments that can be settled in either cash or shares. We early adopted ASU 2020-06 effective on January 1, 2021 applying the modified retrospective method. Since the Company does not have any financial instruments as of January 1, 2021 within the scope of ASU 2020-06, early adoption had no effect on the Company’s condensed consolidated financial statements.
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
3. Fair value measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$882,894	$—	$—	$882,894
Equity investment	$15,120	$—	$—	$15,120
Total fair value	$898,014	$—	$—	$898,014

	Fair Value Measured as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$1,191,079	$—	$—	$1,191,079
Total fair value	$1,191,079	$—	$—	$1,191,079
The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets. The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.

On July 28, 2021, the Company made a commitment for a private investment in public equity (PIPE) supporting the planned merger of European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. Fisker Inc. is the exclusive electric vehicle automaker in the PIPE and, in parallel, agreed to terms to deliver a range of charging options for its customers in Europe. On March 16, 2022, the merger closed and the Company delivered cash of $10 million in exchange for 1,000,000 shares of Allego's Class A common stock (NYSE:ALLG). The Company's ownership percentage is less than 5% and does not result in significant influence. The shares acquired by Fisker were not registered with the SEC as of March 31, 2022. Allego is required to file with the SEC a registration statement registering the resale of the shares acquired (the “Registration Statement”). The Company cannot sell its shares until the Registration Statement is declared effective by the SEC. As the Company cannot predict when the Registration Statement will be declared effective, it has classified its equity investment in Allego as a noncurrent asset. Unrealized gains recognized during the three-months ended March 31, 2022 on equity securities still held as of March 31, 2022 totaled $5.1 million as shown separately in the Condensed Consolidated Statement of Operations. Subsequent to March 31, 2022, the fair value measurement of the Company's equity investment declined to $10.2 million based on the closing market price of ALLG Class A common stock of $10.20 on May 6, 2022..
We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of March 31, 2022, the fair value of the 2026 Notes was $564.9 million. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible notes in an over-the-counter market on the last business day of the period.
For the three-months ended March 31, 2021, the Company measured its derivative liability for its private and public warrants at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. The Company used an option pricing simulation model for the valuation of the private warrants, which used assumptions the Company believed would be made by a market participant in making the same valuation. all of which were exercised in March 2021. The public warrants fair value is determined using its publicly traded prices (Level 1). All of the public and private warranted were exercised or redeemed in 2021. Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations as a non-operating expense. For the three-months ended March 31, 2021, the changes in the fair value of the derivative liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatilities upon exercise in March 2021.

4. Intangible assets
The Company has the following intangible assets (in thousands):

	As of March 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$238,219	$—	$238,219
		$238,219	$—	$238,219

	As of December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$231,525	$—	$231,525
		$231,525	$—	$231,525
The Company did not amortize the capitalized cost associated with the warrants granted to Magna International, Inc. (“Magna”) for the three-months ended March 31, 2022 as amortization will commence on a straight-line basis with the start of production for the Fisker Ocean which is expected to occur in the fourth quarter of 2022. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to

Note 9 for additional information regarding the capitalization of costs upon issuance of warrants to Magna. Also, the Company capitalized certain costs associated with manufacturing of the Fisker Ocean and production of parts , which will be amortized beginning with the start of production for the Fisker Ocean over eight years.
5. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$1,242	$1,174
Furniture and fixtures	450	307
IT hardware and software	5,047	3,778
Leasehold improvements	$20	20
Construction in progress	117,078	81,160
Total property and equipment	123,837	86,439
Less: Accumulated depreciation and amortization	(1,175)	(796)
Property and equipment, net	$122,662	$85,643
As of March 31, 2022, accounts payable and accrued expenses includes acquired property and equipment of $27.0 million compared to $35.4 million as of December 31, 2021, which is excluded from net cash used in investing activities as reported in the condensed consolidated statement of cash flows for the three-months ended March 31, 2022.
6. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	March 31, 2022	December 31, 2021
Accrued vendor liabilities	$97,506	$67,293
Accrued payroll	2,757	1,989
Accrued professional fees	1,107	3,579
Accrued interest	695	6,165
Accrued other	312	608
Total accrued expenses	$102,377	$79,634
Accrued expenses include amounts owed to vendors but not yet invoiced in exchange for vendor purchases and research and development services. Certain estimates of accrued vendor expenses are based on costs incurred to date.
7. Customer Deposits
Customer deposits consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Customer reservation deposits	$10,301	$5,546
Customer SUV option	754	754
Total customer deposits	$11,055	$6,300

8. Convertible Senior Notes
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

As of March 31, 2022, the 2026 Notes consisted of the following (in thousands):

Principal	$667,500
Unamortized debt issuance costs	(7,948)
Net carrying amount	$659,552
Interest expense related to the amortization of debt issuance costs was $0.2 million for the three months ended March 31, 2022. Contractual interest expense was $4 million for the three months ended March 31, 2022.
As of March 31, 2022, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of March 31, 2022.No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
Capped Call Transactions
In connection with the offering of the 2026 Notes, we entered into the 2026 Capped Call Transactions with certain counterparties at a net cost of $96.8 million. The 2026 Capped Call Transactions are purchased capped call options on $33.9 million shares Class A common stock, that, if exercised, can be net share settled, net cash settled, or settled in a combination of cash or shares consistent with the settlement elections made with respect to the 2026 Notes if converted. The cap price is initially $32.57 per share of our Class A common stock and subject to certain adjustments under the terms of the 2026 Capped Call Transactions. The strike price is initially $19.70 per share of Class A common stock, subject to customary anti-dilution adjustments that mirror corresponding adjustments for the 2026 Notes.
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
9. Warrants
Public and Private Warrants
On March 19, 2021, the Company announced that it would redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A common stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remained outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). The Private Placement Warrants were not subject to this redemption. In addition, in accordance with the Warrant Agreement, the Company’s board of directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. For the unexercised 225,906 Public Warrants outstanding at the Redemption Date, the Company paid $2,259 to redeem the unexercised warrants in the second quarter of 2021. There are no Public Warrants outstanding as of March 31, 2022 and December 31, 2021.
During March 2021, the 9,360,000 warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by the Company’s former sponsor on a cashless basis for 4,907,329 shares of Common Stock (4,452,671 shares of Common Stock surrendered) and are no longer outstanding. During the three-months ended March 31, 2021, the Company received cash proceeds of $89 million upon the exercise of 7,733,400 Public Warrants immediately prior to the announcement to redeem the Public Warrants. Cashless exercises of public and private warrants increased additional paid-in capital by $277 million for the three-months ended March 31, 2021.

Magna Warrants
On October 29, 2020, the Company granted Magna up to 19,474,454 warrants, each with an exercise price of $0.01, to acquire underlying shares of Class A common stock of Fisker, which represented approximately 6.0% ownership in Fisker on a fully diluted basis as of the grant date. The right to exercise vested warrants expires on October 29, 2030. The warrants are accounted for as an award issued to non-employees measured on October 29, 2020 with three interrelated performance conditions that are separately evaluated for achievement.

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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At March 31, 2022, Magna satisfied the first and second milestones and the Company capitalized costs as an intangible asset representing the future economic benefit to Fisker Inc. As of December 31, 2021 and March 31, 2022, the Company determined the third milestone is probable of achievement and capitalized a portion of the award's fair value corresponding to the service period beginning at the grant date and ending in the fourth quarter of 2022. The unrecognized portion of the award will be recognized ratably over the remainder of the service period ending upon start of pre-serial production, which is estimated to occur in the fourth quarter of 2022. Changes in the estimated timing of start of pre-serial production will require a cumulative adjustment for a change in accounting estimate. For the three months ended March 31, 2022, recognized cost of $6.7 million associated with services rendered increased capitalized cost - manufacturing to $238.2 million as of March 31, 2022. Because there are multiple milestones to achieve, the intangible asset is under development and will be complete when start of pre-serial production begins. The Company will amortize the aggregate capitalized cost in a systematic and rational manner. Throughout its useful life, including the period of time before completion, the Company will assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated and then if the carrying amount of the intangible asset is not recoverable, determine its fair value and record an impairment loss. At March 31, 2022, no indicator of impairment exists.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone if met. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of March 31, 2022, none of which are exercised.

	Fair value	Capitalized at March 31, 2022
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	38,131
	$174,297	$154,213

10. Loss Per Share
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

	Three-months Ended March 31,
	2022	2021
Numerator:
Net loss	$(122,074)	$(176,843)
Denominator:
Weighted average Class A common shares outstanding	164,154,491	147,483,435
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	296,508,619	279,837,563
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(0.41)	$(0.63)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(0.41)	$(0.63)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of March 31,
	2022	2021
Convertible senior notes	33,891,845	—
Stock options and warrants	30,560,564	29,048,269
Total	64,452,409	29,048,269
11. Stock Based Compensation
The 2020 Equity Incentive Plan (the “Plan”) is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). Also, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which Class A Common Stock may be issued. As of March 31, 2022, no shares have been issued under the ESPP.
Stock-based compensation expense is as follows (in thousands):

	Three-months Ended March 31,
	2022	2021
General and administrative expense	$1,773	$174
Research and development	3,292	643
Total	$5,065	$817
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
The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2021	17,695,560	1.44	5.6
Granted	128,700	13.45
Exercised	(95,900)	2.45
Forfeited	(137,782)	12.27
Balance as of March 31, 2022	17,590,578	1.43	5.4
The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

Three Months Ended March 31, 2022
Expected term (in years)	6.3
Volatility	76.4% to 80.3%
Dividend yield	0.0%
Risk-free interest rate	1.55% to 2.16%
Common stock price	$12.90
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
Restricted stock awards
During the three months ended March 31, 2022, the Company granted employees, who rendered services during the year ended December 31, 2021 and were employees of the Company on the grant date, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of the year. The restricted stock unit awards vested on the grant date which resulted in the release of 339,340 shares of Class A common stock equal to stock-based compensation expense of $1.5 million recognized in the three-months ended March 31, 2022. The Company’s founders declined to receive an award related to performance in 2021. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member will receive an annual RSU equal to $200,000 granted on the date of the Company’s annual shareholders’ meeting which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”).
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
The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	17,174	$13.47
Awarded	360,582	12.43
Vested	(353,160)	11.54
Forfeited	(1,016)	11.46
Unvested as of March 31, 2022	23,580	$12.72
Performance-based restricted stock awards
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs will be awarded to any new employee hired during 2022 and 2023 on a pro-rata basis based on a reduction in time of service. The number of shares subject to a Grantee’s PRSU award equals the Grantee’s PRSU Value divided by the closing price per Class A common share on the service inception date, or if the service inception date is not a trading day, the closing price per Share on the closest trading day immediately prior to the service inception date; in each case rounded down to the nearest whole number. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which will occur when each performance conditions is achieved, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. As of March 31, 2022, the Company has approved and authorized PRSUs equal to 2,388,389 shares of Class A common stock with a PRSU value of $33.7 million. Recognition of stock-based compensation occurs when the grant date is determined, and performance conditions are probable of achievement. Measurement of stock-based compensation attributed to the PRSU awards will be based on the fair value of the underlying Class A common stock once the grant date is determined (e.g., variable accounting).
12. Related Party Transactions
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors . Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the three-months ended March 31, 2022 and 2021, the Company incurred expenses for legal services rendered by Orrick totaling approximately $1.7 million and $0.3 million, respectively.
13. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened material claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report.
OVERVIEW
Fisker is building a technology-enabled, asset-light automotive business model that it believes will be among the first of its kind and aligned with the future state of the automotive industry. This involves a focus on vehicle development, customer experience, sales and service intended to change the personal mobility experience through technological innovation, ease of use and flexibility. The Company combines the legendary design and engineering expertise of Henrik Fisker to develop high quality electric vehicles with strong emotional appeal. Central to Fisker’s business model is the Fisker Flexible Platform Agnostic Design (“FF-PAD”), a proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on a third-party supplied EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s work to adapt the Fisker Ocean design to a base vehicle platform developed by Magna Steyr Fahrzeugtechnik AG & Co KG, a limited liability partnership established and existing under the laws of Austria (“Magna Steyr”), an affiliate of Magna International, Inc. (“Magna”). This development with Magna Steyr began in September 2020 and passed the first and second engineering gateways in November 2020 and March 2021, respectively and we are currently in the prototype building phase for production in November 2022. Fisker believes it is well-positioned through its global premium EV brand, its renowned design capabilities, its sustainability focus, and its asset-light and low overhead, direct to consumer business model which enables products like the Fisker Ocean to be priced roughly equivalent to internal combustion engine-powered SUV’s from premium brand competitors.
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
Key Trends, Opportunities and Uncertainties
Fisker is a pre-revenue company and believes that its future performance and success depends to a substantial extent on the ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 titled “Risk Factors.”
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
Fisker believes that its business model will reduce the considerable execution risk typically associated with new car companies. Through Fisker's proprietary platform, component sourcing and manufacturing partnerships, Fisker believes it will be able to accelerate its time to market and reduce vehicle development costs. Fisker remains on-track for Fisker Ocean start-of-production on November 17, 2022 and intends to meet timing, cost and quality expectations while optimally matching its cost structure with its projected production ramp by leveraging such partnerships and trained workforces. Remaining hardware agnostic allows for selection of partners, components, and manufacturing decisions to be based on both timeline and cost advantages and enables Fisker to focus on delivering truly innovative design features, a superior customer experience, and a leading user interface that leverages sophisticated software and other technology advancements.
Fisker has entered into agreements covering the FM29 platform, development and engineering services, and manufacturing, among others. Extended negotiation of the specific project-related agreements, the sourcing of components or labor at higher than anticipated cost, or any delays in sourcing suppliers of sustainable parts may delay Fisker’s commercialization plans or require it to change the anticipated pricing of its vehicles. Such delays could be caused by a variety of factors, some of which may be out of Fisker’s control. See “Risk Factors—Risks Related to Fisker—Fisker faces risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on its business and results of operations.”

Market Trends and Competition
Fisker anticipates robust demand for the Fisker Ocean, based on its award-winning design, its unique sustainability features, the management team’s experience and know-how and, in particular, the growing acceptance of and demand for EVs as a substitute for gasoline-fueled vehicles. Many independent forecasts are assuming that EV’s as percentage of global auto sales will grow from less than 3% in 2020 to more than 20% in 2030. One such report from RBC, published in October 2020, assumes sales of EV’s to grow from less than 2.0 million units globally (less than 3% of total volume) to 25 million units in 2030 (approximately 25% of total volume), a 29% CAGR. The EV market is highly competitive, but Fisker believes it will remain less competitive than the ICE market for some time. For example, there are 79 nameplates sold in the US market within the compact and midsize SUV category currently, while most observers expect no more than 10-20 EV’s in those segments at the time Fisker launches, most of which are expected to be priced well above Fisker Ocean. Fisker believes the market will be broken down into three primary consumer segments: the white space segment, the value segment, and the conservative premium segment. See “Information About Fisker—Sales – Go to Market Strategy.” Fisker expects to sell approximately 50% of its vehicles within the white space segment, appealing to customers who want to be part of the new EV movement and value sustainability and environmental, social, and governance (“ESG”) initiatives. This is supported by a survey of Fisker’s current reservation-holders which found that over 50% currently own non-premium branded vehicles and over 50% currently own non-SUV’s (i.e. cars, hatchbacks, minivans, etc.). Fisker believes that it will be well positioned to be the primary alternative to Tesla in this segment with the Ocean priced around the base price of the Model 3 and below the base price of the Model Y. While Fisker will compete with other EV startups, many of them are moving into the higher luxury priced segments due to the lack of volume pricing of components that Fisker expects to obtain through platform sharing partnerships with industry-leading OEMs and/or tier-one automotive suppliers. To expand market share and attract customers from competitors, Fisker must continue to innovate and convert successful research and development efforts into differentiated products, including new EV models.
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
Commercialization
Fisker currently anticipates commencing production of the Fisker Ocean in the fourth quarter of 2022, with initial customer deliveries in late 2022 at the earliest. As of May 2, 2022, we are over 45,000 retail reservations and 1,600 fleet reservations. This is after accounting for about 4,100 retail customers who have canceled over time.
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
Over time, Fisker aims to transform the EV sales model through the flexible lease model, under which customers will be able to utilize a vehicle on a month-to-month basis at an anticipated initial cost of $379 per month for the base model, with the ability to terminate the lease or upgrade their vehicle at any time. Development of a fleet of high value, sustainable EVs will allow Fisker to offer these flexible lease options to capture more customers. Fisker intends to require a non-refundable up-front payment of $3,000 under the flexible lease model, which the Company believes will reduce its cash flow risk and incentivize customers to keep their vehicles for a period of time. Fisker anticipates that, over time, it will acquire a substantial fleet of used EVs available for sale or further flexible lease by Fisker, which it believes will enhance its ability to maintain its premium brand and pricing.
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
Regulatory Landscape
Fisker operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “Information about Fisker—Government Regulation and Credits.” For example, a federal tax credit of $7,500 may be available to U.S. purchasers of Fisker vehicles, which would bring the effective estimated purchase price of the base Fisker Ocean model to approximately $30,000. On August 5, 2021, President Biden announced an executive order aimed at making half of all new vehicles sold in 2030 electric. Fisker recently issued a call to action to implement a program called “75 And More For 55 And Less”, which would include a point-of-sale rebate (as opposed to the current tax credit) of $7,500 plus $10 for every mile of EPA-certified driving range, for any EV priced at $55,000 and less. Fisker believes this type of program would focus EV purchase support towards consumers that most require an incentive and would also incentivize all OEM’s to focus development efforts on affordable EV’s, as Fisker has done. Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it may have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.

Key trends and economic factors affecting the automotive industry
Recent outbreaks in certain regions, including China where lock-downs due to COVID-19 have been imposed in more than 40 cities, may cause intermittent COVID-19-related disruptions in our supply chain. Though we have no operations or suppliers, who will produce Fisker Ocean components, located in Russia or Ukraine, our FM29 platform used to manufacture the Fisker Ocean is located in Graz, Austria and some of our key supplier operations are located in European countries. Actions taken by Russia in Ukraine could impact our suppliers, particularly our lower tier suppliers.
Globally, prices for commodities remain volatile for base metals (e.g., steel and aluminum), precious metals (e.g., palladium), and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel for batteries). Our Fisker Ocean is comprised mainly of steel which has experienced less volatility compared to aluminum. Further, we have agreed to our pricing in 2021 and early 2022 for our components under our long-term supply contracts, which reduces our exposure to commodity volatility and inflation in 2022. Our battery chemistries consist of a high-capacity pack that uses a lithium nickel manganese cobalt (NMC) cell chemistry with the second high-value pack based on lithium-ion phosphate (LFP) chemistry. We expect most of our vehicles sold in 2022 and 2023 will have premium trim levels, where margins are less sensitive, and NMC battery packs compared to our base model Sport which uses the LFP battery packs that do not contain nickel or cobalt.

Basis of Presentation
Fisker currently conducts its business through one operating segment. As a company with no commercial operations and limited revenues derived from merchandise sales, which is not core to our ongoing business, Fisker’s activities to date have been limited and were conducted primarily in the United States and its historical results are reported under U.S. GAAP and in U.S. dollars. Upon commencement of commercial operations, Fisker expects to expand its global operations substantially, including in the USA and the European Union, and as a result Fisker expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, Fisker expects that the financial results it reports for periods after it begins commercial operations will not be comparable to the financial results included in this report or Fisker’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
Fisker currently conducts its business through one operating segment. As a pre-revenue company with no commercial operations, Fisker’s activities to date have been limited and its historical results are reported under United States generally accepted accounting principles(“GAAP”) and in U.S. dollars. Upon commencement of commercial operations, Fisker expects to expand its global operations substantially, including in the USA and the European Union, and as a result Fisker expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, Fisker expects that the financial results it reports for periods after it begins commercial operations will not be comparable to the financial results included in this Form 10-K or those incorporated by reference from the proxy statement.
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

Results of Operations
Comparison of the Three-Months Ended March 31, 2022 to the Three-Months Ended March 31, 2021
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three-Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$12	22	$(10)	(45)%
Cost of goods sold	11	17	(6)	(35)%
Gross Margin	1	5	(4)	(80)%
Operating costs and expenses:
General and administrative	21,992	$5,832	16,160	277%
Research and development	101,460	27,271	74,189	272%
Total operating costs and expenses	123,452	33,103	90,349	273%
Loss from operations	(123,451)	(33,098)	(90,353)	273%
Other income (expense):
Other income (expense)	(371)	75	(446)	n.m.
Interest income	265	156	109	70%
Interest expense	(4,383)	—	(4,383)	n.m.
Change in fair value of derivatives	—	(145,249)	145,249	n.m.
Foreign currency gain	746	1,273	(527)	(41)%
Unrealized gain recognized on equity securities	5,120	—	5,120	n.m.
Total other income (expense)	1,377	(143,745)	145,122	n.m.
Net Loss	$(122,074)	$(176,843)	$54,769	(31)%
n.m. = not meaningful.
Revenue and cost of goods sold
During the three-months ended March 31, 2022, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $12,000 with related costs of goods sold of $11,000 resulting in a gross profit of $1,000 during the three-month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.
General and Administrative
General and administrative expenses increased by $16.2 million or 277% from $5.8 million during the three-months ended March 31, 2021 to $22.0 million during the three-months ended March 31, 2022, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, and stock based compensation. Marketing and advertising efforts resulted in expense of $4.5 million for the first quarter of 2022 compared to minimal efforts in the corresponding first quarter of 2021 as the Company implemented its marketing strategies in the fourth quarter of 2021. General and administrative expenses includes stock-based compensation expense of $1.8 million and $0.2 million for the three-months ended March 31, 2022 and 2021, respectively. General and administrative expenses will increase during the remainder of the 2022 fiscal year as the Company continues to increase its workforce, engage with advisors to establish global strategies for direct and indirect taxes, and planning for entity-wide changes in its IT systems. Overall, total headcount for the Company increased to 455 employees as of May 2, 2022, compared to 169 employees as of March 31, 2021.

Research and Development
Research and development expenses increased by $74.2 million or 272% from $27.3 million during the three-months ended March 31, 2021, to $101.5 million during the three-months ended March 31, 2022. The increase primarily relates to higher headcount and achievement of key milestones in engineering and development of the design of components as the Company moves towards the start of production. In the first quarter of 2022, we continued the development phase of our prototype Fisker Oceans, which includes the purchase and expense of $39.5 million of prototype parts, and testing and validation. The first quarter of 2022 reflects higher research and development expenses as our last major design milestones were met and the Company transitions to prototype production and preparation for start of production. Reductions in research and development efforts for the Fisker Ocean over the remainder of 2022 are expected to be offset by increases in the development efforts associated with the Fisker PEAR. Research and development expenses includes stock-based compensation expense of $3.3 million and $0.6 million for the three-months ended March 31, 2022 and 2021, respectively.
Interest Expense
Interest expense amounted to $4.4 million during the three-months ended March 31, 2022 due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. No interest expense was recognized during the three-months ended March 31, 2021. Interest expense in the subsequent three-month periods throughout calendar year 2022 will approximate $4.5 million, including accretion of debt issuance costs.
Change in Fair Value of Derivative
During three-months ended March 31, 2021, the Company’s public and private warrants were outstanding resulting in a non-cash fair value adjustment of $145.2 million. No gain or loss was recognized during the three-months ended March 31, 2022. The public and private warrants were exercised or redeemed and no longer outstanding by the end of the second quarter of 2021.
Foreign Currency Gain (Loss)
The Company recorded foreign currency gains of $0.7 million during the three-months ended March 31, 2022, compared to gains of $1.3 million during the three-months ended March 31, 2021, due to weakening Euro currency rates. For the remainder of 2022, we expect its EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gains Recognized on Equity Securities
Unrealized gains recognized on equity securities still held as of March 31, 2022 totaled $5.1 million for the three-months ended March 31, 2022.
Net Loss
Net loss was $122.1 million during the three-months ended March 31, 2022, a decrease of approximately $54.8 million from a net loss of $176.8 million during the three-months ended March 31, 2021, for the reasons discussed above.

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
As of March 31, 2022, Fisker’s cash and cash equivalents amounted to $1,043 million.

In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 8. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of March 31, 2022.
Fisker expects its capital expenditures and working capital requirements to increase substantially in 2022, as it progresses toward production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. Fisker believes that its cash on hand following the consummation of the Business Combination and issuance of the convertible senior notes will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-Q and sufficient to fund its operations until it commences production of the Fisker Ocean. Fisker may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments such as the collaboration on “Project PEAR” with Foxconn announced in February 2021. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, Fisker may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Fisker expects, Fisker may be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Three-Months Ended March 31,
	2022	2021
	(dollar amounts in thousands)
Net cash used in operating activities	(105,988)	(28,810)
Net cash used in investing activities	(55,750)	(65,665)
Net cash provided by financing activities	1,861	88,739
Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As Fisker continues to accelerate hiring in line with development and production of the Ocean, Fisker expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business. Lease commitments as of March 31, 2022, will result in cash payments of $6.7 million for the remainder of 2022, and $9.2 million for 2023, and $30.7 million for 2024 and thereafter. Structural improvements are required before Fisker can use its experience centers in the U.S. and Europe for its intended purposes. The timing for completion of the structural improvements is expected in the second half of 2022. In total, Fisker is projecting to use cash in excess of $435 million for combined SG&A and R&D activities during 2022.
Net cash used in operating activities increased by $77.2 million from $28.8 million during the three-months ended March 31, 2021 to $106.0 million during the three-months ended March 31, 2022.
Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment. During the three-months ended March 31, 2022, the Company acquired assets related to development of the Fisker Ocean and production of its parts that benefit our vehicle program development in future periods that totaled $45.8 million compared to $65.7 during the three-months ended March 31, 2021. Fisker continues to expect 2022 capital expenditures for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure to range between $280 million and $290 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment begins to be installed at both vehicle assembly and supplier facilities over the remainder of 2022 .

Fisker used cash of $55.8 million for investing activities during the three-months ended March 31, 2022, compared to $65.7 million during the corresponding three-months ended March 31, 2021.
On July 28, 2021, the Company made a $10 million commitment for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The merger closed in the first quarter of 2022 which triggered our investment commitment resulting in a $10 million cash payment to acquire 1,000,000 class A common shares of Allego (NYSE: ALLG). Fisker is the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe.
Cash Flows from Financing Activities
Through March 31, 2022, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $1.9 million during the three-months ended March 31, 2022, which was entirely due to the proceeds from the exercise of stock options and collection of related statutory withholding taxes due for payment and accrued as of March 31, 2022. Net cash from financing activities was $88.7 million during the three-months ended March 31, 2021 reflecting the proceeds of $88.6 million from public warrant holders who exercised 7,733,400 warrants to acquire a corresponding equal number of Class A common stock.
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

	Three-Months Ended March 31,
	2022	2021
GAAP Loss from operations	(123,451)	(33,098)
Add: stock based compensation	5,065	817
Non-GAAP Adjusted loss from operations	$(118,386)	$(32,281)

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
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
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
Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British Pound Sterling, Indian Rupee, and Chinese Yuan Renminbi reflecting their principal operating markets. Once Fisker commences commercial operations, it expects to be exposed to both currency transaction and translation risk. For example, Fisker expects its contracts with OEMs and/or tier-one automotive suppliers to be transacted in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s condensed consolidated financial statements, which may result in revenue and earnings volatility from period to period in response to exchange rates fluctuations. The Company assesses whether opportunities exist to purchase foreign currencies with U.S. dollars to take advantage of favorable exchange rates. In April 2022, the Company purchased 130.1 million Euros for 140 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro, which is designed to provide an economic hedge against future foreign currency exposures.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.
Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b)under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022, which could materially affect our business, financial condition or future results.
We continue to face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
We continue to face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities (such as the ongoing lockdowns in Shanghai, China), has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.
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
The spread of COVID-19 caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine is in the best interest of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.
The full extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the emergence of variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has substantially subsided, we may continue to experience an adverse impact to our business as a result of the pandemic's global economic impact, including any recession that has occurred or may occur in the future. As an example, the ongoing lockdowns in Shanghai, China have impacted certain aspects of our business, including our ability to obtain materials from certain of our suppliers in the affected area on a timely basis.
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
Any disruption in the supply of components, including chip shortages, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects. For example, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact us, result in an economic downturn or recession either globally or locally within the U.S.or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's results of operations, financial condition and prospects. Such consequences also may increase our funding cost or limit our access to the capital markets.
The military conflict between Russia and Ukraine, and the global response to this conflict, may adversely affect our business and results of operations.
In response to the military conflict between Russia and Ukraine, the U.S., U.K. E.U., and others have imposed significant new sanctions and export controls against Russia and certain Russian individuals and entities. This conflict has also resulted in significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the U.S. government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks (including increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam, and fake accounts, or other illegal activity conducted generally by bad actors seeking to take advantage of us, our partners or end-customers) against U.S. companies. These increased threats could pose risks to the security of our information technology systems, our network and our product offerings and/or service offerings for our products, as well as the confidentiality, availability and integrity of our data.
We have operations, as well as potential new customers, in Europe. If the conflict extends beyond Ukraine or further intensifies, it could have an adverse impact on our operations in Europe or other affected areas. While we do not offer any services in Ukraine, we are continuing to monitor the situation in that country and globally as well as assess its potential impact on our business. Although neither Russia nor Belarus constitutes a material portion of our business (if any), a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2022

FISKER INC.

By:	/s/ Dr. Geeta Gupta-Fisker
Name:	Dr. Geeta Gupta-Fisker
Title:	Chief Financial Officer and Chief Operating Officer