Form 10-Q
period 2022-06-30
Fisker Inc./DE
filed 2022-08-08
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2022, the registrant had 166,350,671 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 and those factors described in the section entitled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$851,939	$1,202,439
Prepaid expenses and other current assets	39,611	30,423
Equity investment	5,090	—
Total current assets	896,640	1,232,862
Non-current assets:
Property and equipment, net	177,929	85,643
Intangible assets	244,914	231,525
Right-of-use assets, net	27,350	18,285
Other non-current assets	42,104	24,637
Total non-current assets	492,297	360,090
TOTAL ASSETS	$1,388,937	$1,592,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,590	$28,143
Accrued expenses	56,827	79,634
Lease liabilities	5,811	4,552
Total current liabilities	85,228	112,329
Non-current liabilities:
Customer deposits	14,450	6,300
Lease liabilities	22,916	14,933
Convertible senior notes	659,973	659,348
Total non-current liabilities	697,339	680,581
Total liabilities	782,567	792,910
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 166,279,680 and 164,377,306 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	1,453,662	1,419,284
Accumulated deficit	(847,295)	(619,245)
Total stockholders’ equity	606,370	800,042
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,388,937	$1,592,952
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2022 and 2021
(In thousands, except share and per share data)
(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2022	2021	2022	2021
Revenue	$10	$27	$22	$49
Cost of goods sold	8	14	19	31
Gross margin	2	13	3	18
Operating costs and expenses:
General and administrative	17,521	7,908	39,513	13,740
Research and development	71,160	45,245	172,620	72,516
Total operating costs and expenses	88,681	53,153	212,133	86,256
Loss from operations	(88,679)	(53,140)	(212,130)	(86,238)
Other income (expense):
Other income (expense), net	(452)	(89)	(823)	(13)
Interest income	1,353	105	1,618	261
Interest expense	(4,751)	—	(9,134)	—
Change in fair value of derivatives	—	6,814	—	(138,436)
Foreign currency gain (loss)	(3,417)	88	(2,671)	1,361
Unrealized loss recognized on equity securities	(10,030)	—	(4,910)	—
Total other income (expense)	(17,297)	6,918	(15,920)	(136,827)
Net loss	$(105,976)	$(46,222)	$(228,050)	$(223,065)
Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	(0.36)	$(0.16)	(0.77)	$(0.78)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	298,269,801	295,275,773	297,558,618	287,589,053

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount
Balance at March 31, 2022	164,836,936	$2	132,354,128	$1	$1,431,342	$(741,319)	$690,026
Stock-based compensation	—	—	—	—	1,195	—	$1,195
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	54,593	—	—	—	216	—	$216
Recognition of Magna warrants	—	—	—	—	6,694	—	$6,694
Shares issued under "At-the-market" offering, net of stock issuance costs	1,388,151	—	—	—	14,215	—	$14,215
Net Loss	—	—	—	—	—	(105,976)	$(105,976)
Balance at June 30, 2022	166,279,680	$2	132,354,128	$1	$1,453,662	$(847,295)	$606,370

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,377,306	$2	132,354,128	$1	$1,419,284	$(619,245)	$800,042
Stock-based compensation	—	—	—	—	6,260	—	6,260
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	514,223	—	—	—	514	—	514
Recognition of Magna warrants	—	—	—	—	13,389	—	13,389
Shares issued under "At-the-market" offering, net of stock issuance costs	1,388,151	—	—	—	14,215	—	14,215
Net Loss	—	—	—	—	—	(228,050)	(228,050)
Balance at June 30, 2022	166,279,680	$2	132,354,128	$1	$1,453,662	$(847,295)	$606,370

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount
Balance at March 31, 2021	161,207,423	$2	132,354,128	$1	$1,397,451	$(389)	$(324,747)	$1,072,318
Stock-based compensation	—	—	—	—	2,218	—	—	2,218
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	827,622	—	—	—	(194)	5	—	(189)
Exercise of warrants	3,611,226	—	—	—	24,062	362	—	24,424
Shares surrendered upon exercise of warrants	(1,934,370)	—	—	—	—	—	—	—
Stock issuance costs and redemption of unexercised warrants	—	—	—	—	(22)	22	—	—
Recognition of Magna warrants	—	—	—	—	58,041	—	—	58,041
Net loss	—	—	—	—	—	—	(46,222)	(46,222)
Balance at June 30, 2021	163,711,901	$2	132,354,128	$1	$1,481,556	$—	$(370,969)	$1,110,590

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
Six Months Ended June 30, 2021	Shares	Amount	Shares	Amount
Balance at December 31, 2020	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$(147,904)	$907,130
Stock-based compensation	—	—	—	—	3,035	—	—	3,035
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	991,019	—	—	—	(88)	—	—	(88)
Exercise of warrants	27,751,587	1	—	—	365,462	74	—	365,537
Shares surrendered upon exercise of warrants	(9,943,067)	—	—	—	—	—	—	—
Stock issuance costs and redemption of unexercised warrants	—	—	—	—	(22)	22	—	—
Recognition of Magmna warrants	—	—	—	—	58,041	—	—	58,041
Net loss	—	—	—	—	—	—	(223,065)	(223,065)
Balance at June 30, 2021	163,711,901	$2	132,354,128	$1	$1,481,556	$—	$(370,969)	$1,110,590

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(228,050)	$(223,065)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	6,260	3,035
Depreciation	584	233
Amortization of right-of-use asset	2,043	794
Accretion of debt issuance costs	625	—
Change in fair value of derivative liabilities	—	138,436
Unrealized loss recognized on equity securities	4,910	—
Unrealized foreign currency loss	4,078	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(26,655)	(13,773)
Accounts payable and accrued expenses	(25,547)	36,790
Customer deposits	8,150	1,296
Change in operating lease liability	(1,866)	(673)
Net cash used in operating activities	(255,468)	(56,927)
Cash Flows from Investing Activities:
Acquisition of equity investment	(10,000)	—
Purchases of property and equipment and intangible asset	(99,911)	(65,990)
Net cash used in investing activities	(109,911)	(65,990)
Cash Flows from Financing Activities:
Proceeds from the exercise of warrants	—	89,023
Payment for stock issuance costs and redemption of unexercised warrants	(353)	(22)
Proceeds from the exercise of stock options	2,079	5,124
Payments for statutory withholding taxes	(1,415)	—
Proceeds from stock issuance under "At-the-market" offering	14,568	—
Net cash provided by financing activities	14,879	94,125
Net decrease in cash and cash equivalents	(350,500)	(28,792)
Cash and cash equivalents, beginning of the period	1,202,439	991,158
Cash and cash equivalents, end of the period	$851,939	$962,366
Supplemental disclosure of cash flow information
Cash paid for interest	9,642	$—
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
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the three-months and six-months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six-months ended June 30, 2022 and 2021, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three and six-months ended June 30, 2022 and 2021.
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

Going Concern, Liquidity and Capital Resources

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. As of June 30, 2022, the Company had approximately $852 million in cash and cash equivalents. The Company believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-Q.

Since inception, the Company has yet to generate any revenue from its core business operations and has incurred significant accumulated losses of approximately $847 million. The Company expects to continue to incur significant operating losses for the foreseeable future. The Company expects its capital expenditures and working capital requirements to increase substantially in the second half of 2022 and beyond, as it progresses toward production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. The Company may, however, need additional cash resources, including proceeds up to $335 million from the sale of Class A common stock under its at-the-market equity program, to fund its operations until it commences serial production levels of the Fisker Ocean and achieves a level of production and sales that provide for operating profitability. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, the Company may need to seek additional equity or debt financing and there can be no assurance that the Company will be successful in its efforts. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to decrease its planned level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Supplier Risk
The Company finalized nomination of suppliers during the quarter for engineering, development, testing, tooling and production of components for serial production of its vehicles. As of June 30, 2022, these supplier contracts do not represent unconditional purchase obligations with take-or-pay or specified minimum quantities provisions with the exception of an agreement securing battery capacity for the Fisker Ocean SUV. Under the terms of the agreement, the battery supplier will deliver two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually, from 2023 through 2025.
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
Fair Value Measurements
The Company follows the accounting guidance in ASC 820 Fair Value Measurement ("ASC 820"), for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
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
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.
The Company’s income tax provision consists of an estimate for U.S. federal, foreign and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of June 30, 2022.
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

Foreign Currency Remeasurement and Transactions

The functional currency of the Company’s U.K., German, Indian and Austrian subsidiaries is the U.S. Dollar. For this subsidiary, monetary assets and liabilities denominated in non U.S. currencies are re-measured to U.S. Dollars using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in non-U.S. currencies are maintained at historical U.S. Dollar exchange rates. Expenses are re-measured at average U.S. Dollar monthly rates.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are immaterial for all periods presented.

In April and July 2022, the Company purchased 130.1 million Euros for 140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for 50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for1.018 Euro, which are designed to provide an economic hedge against future foreign currency exposures.
Recently Adopted Accounting Pronouncements
In December 2020, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. This guidance had no effect on the Company’s condensed consolidated financial statements upon adoption in 2022.
In June 2021, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted method for all convertible instruments and an update for instruments that can be settled in either cash or shares. We early adopted ASU 2020-06 effective on January 1, 2021 applying the modified retrospective method. Since the Company does not have any financial instruments as of January 1, 2021 within the scope of ASU 2020-06, early adoption had no effect on the Company’s condensed consolidated financial statements.
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

3. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$700,237	$—	$—	$700,237
Equity investment	$5,090	$—	$—	$5,090
Total fair value	$705,327	$—	$—	$705,327

	Fair Value Measured as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$1,191,079	$—	$—	$1,191,079
Total fair value	$1,191,079	$—	$—	$1,191,079
The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets. The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
On July 28, 2021, the Company made a commitment for a private investment in public equity (PIPE) supporting the planned merger of European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. Fisker Inc. is the exclusive electric vehicle automaker in the PIPE and, in parallel, agreed to terms to deliver a range of charging options for its customers in Europe. On March 16, 2022, the merger closed and the Company delivered cash of $10 million in exchange for 1,000,000 shares of Allego's Class A common stock (NYSE:ALLG). The Company's ownership percentage is less than 5% and does not result in significant influence. Allego filed with the U.S. Securities and Exchange Commission ("SEC") a registration statement registering the resale of the shares acquired (the “Registration Statement”) that was declared effective by the SEC during the second quarter of 2022. The Company has classified its equity investment in Allego as a current asset. Unrealized losses recognized during the three and six-months ended June 30, 2022 on equity securities still held as of June 30, 2022 totaled 10.0 million and $4.9 million, respectively as shown separately in the Condensed Consolidated Statement of Operations.
We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of June 30, 2022, the fair value of the 2026 Notes was $399.2 million. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible notes in an over-the-counter market on the last business day of the period.
For the six-months ended June 30, 2021, the Company measured its derivative liability for its private and public warrants at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. The Company used an option pricing simulation model for the valuation of the private warrants, which used assumptions the Company believed would be made by a market participant in making the same valuation. all of which were exercised in March 2021. The public warrants fair value is determined using its publicly traded prices (Level 1). All of the public and private warranted were exercised or redeemed in 2021. Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations as a non-operating expense. For the six-months ended June 30, 2021, the changes in the fair value of the derivative liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatility upon exercise in March 2021.

4. Intangible Assets
The Company has the following intangible assets (in thousands):

	As of June 30, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$244,914	$—	$244,914
		$244,914	$—	$244,914

	As of December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$231,525	$—	$231,525
		$231,525	$—	$231,525
The Company did not amortize the capitalized cost associated with the warrants granted to Magna International, Inc. (“Magna”) for the six-months ended June 30, 2022 as amortization will commence on a straight-line basis with the start of production for the Fisker Ocean which is expected to occur in the fourth quarter of 2022. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 9 for additional information regarding the capitalization of costs upon issuance of warrants to Magna. Also, the Company capitalized certain costs associated with manufacturing of the Fisker Ocean and production of parts , which will be amortized beginning with the start of production for the Fisker Ocean over eight years.
5. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$1,242	$1,174
Furniture and fixtures	450	307
IT hardware and software	3,544	3,778
Leasehold improvements	90	20
Construction in progress	174,267	81,160
Total property and equipment	179,593	86,439
Less: Accumulated depreciation and amortization	(1,664)	(796)
Property and equipment, net	$177,929	$85,643
As of June 30, 2022, accounts payable and accrued expenses includes acquired property and equipment of $28.4 million compared to $35.4 million as of December 31, 2021, which is excluded from net cash used in investing activities as reported in the condensed consolidated statement of cash flows for the six-months ended June 30, 2022.

6. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	June 30, 2022	December 31, 2021
Accrued vendor liabilities	$46,435	$67,293
Accrued payroll	2,756	1,989
Accrued professional fees	2,550	3,579
Accrued interest	4,867	6,165
Accrued other	219	608
Total accrued expenses	$56,827	$79,634
Accrued expenses include amounts owed to vendors but not yet invoiced in exchange for vendor purchases and research and development services. Certain estimates of accrued vendor expenses are based on costs incurred to date.
7. Customer Deposits
Customer deposits consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Customer reservation deposits	$13,696	$5,546
Customer SUV option	754	754
Total customer deposits	$14,450	$6,300
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
As of June 30, 2022, the 2026 Notes consisted of the following (in thousands):

Principal	$667,500
Unamortized debt issuance costs	(7,527)
Net carrying amount	$659,973
Interest expense related to the amortization of debt issuance costs for the three and six-months ended June 30, 2022 was $0.4 million and $0.6 million, respectively. Contractual interest expense for the three and six-months ended June 30, 2022 was $4.1 million and $8.2 million, respectively.
As of June 30, 2022, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of June 30, 2022.No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
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

9. Common Stock and Warrants
Public and Private Warrants
On March 19, 2021, the Company announced that it would redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A common stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remained outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). The Private Placement Warrants were not subject to this redemption. In addition, in accordance with the Warrant Agreement, the Company’s board of directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. For the unexercised 225,906 Public Warrants outstanding at the Redemption Date, the Company paid $2,259 to redeem the unexercised warrants in the second quarter of 2021. There are no Public Warrants outstanding as of June 30, 2022 and December 31, 2021.
During March 2021, the 9,360,000 warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by the Company’s former sponsor on a cashless basis for 4,907,329 shares of Common Stock (4,452,671 shares of Common Stock surrendered) and are no longer outstanding. During the six-months ended June 30, 2021, the Company received cash proceeds of $89 million upon the exercise of 7,733,400 Public Warrants immediately prior to the announcement to redeem the Public Warrants. Cashless exercises of public and private warrants increased additional paid-in capital by $24 million and $277 million, respectively, for the three and six-months ended June 30, 2021.
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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At June 30, 2022, Magna satisfied the first and second milestones and the Company capitalized costs as an intangible asset representing the future economic benefit to Fisker Inc. As of June 30, 2022, the Company determined the third milestone is probable of achievement and capitalized a portion of the award's fair value corresponding to the service period beginning at the grant date and ending in the fourth quarter of 2022. The unrecognized portion of the award will be recognized ratably over the remainder of the service period ending upon start of pre-serial production, which is estimated to occur in the fourth quarter of 2022. Changes in the estimated timing of start of pre-serial production will require a cumulative adjustment for a change in accounting estimate. For the six-months ended June 30, 2022, a recognized cost of $13.4 million associated with services rendered increased capitalized cost - manufacturing to $244.9 million as of June 30, 2022. Because there are multiple milestones to achieve, the intangible asset is under development and will be complete when start of pre-serial production begins. The Company will amortize the aggregate capitalized cost in a systematic and rational manner. Throughout its useful life, including the period of time before completion, the Company will assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated and then if the carrying amount of the intangible asset is not recoverable, determine its fair value and record an impairment loss. At June 30, 2022, no indicators of impairment exists.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone if met. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of June 30, 2022, none of which are exercised.

	Fair value	Capitalized at June 30, 2022
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	44,826
	$174,297	$160,908

At-the-market Equity Program
In May, 2022, we entered into an at-the-market distribution agreement, dated May 24, 2022 with J.P. Morgan Securities LLC and Cowen and Company, LLC as the sales agents (the "Distribution Agreement"), pursuant to which the Company established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock, par value $0.00001 (the “Class A Common Stock”) as would result in aggregate gross proceeds to the Company of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Class A Common Stock sold under the ATM Program is registered with the SEC under the Company's effective shelf registration statement that permits the Company to issue various securities for proceeds of up to $2.0 billion. The Company issued 1,388,157 shares of Class A common stock during the three-months ended June 30, 2022 for gross proceeds of $14.9 million, before $0.4 million of commissions and other direct incremental issuance costs, and, as of June 30, 2022, $335 million of Class A Common Stock is available for sale under the ATM Program. As of June 30, 2022, the Company may issue securities in the future for up to $1.65 billion under its shelf-registration statement, subject to customary underwriting and due diligence procedures.
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

	Three-months Ended June 30,
	2022	2021
Numerator:
Net loss	$(105,976)	$(46,222)
Denominator:
Weighted average Class A common shares outstanding	165,915,673	162,921,645
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	298,269,801	295,275,773
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.36)	$(0.16)

	Six Months Ended June 30,
	2022	2021
Numerator:
Net loss	$(228,050)	$(223,065)
Denominator:
Weighted average Class A common shares outstanding	165,204,490	155,234,925
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	297,558,618	287,589,053
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.77)	$(0.78)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of June 30,
	2022	2021
Convertible senior notes	33,891,845	—
Stock options and warrants	30,561,179	31,185,282
Total	64,453,024	31,185,282
11. Stock Based Compensation
The 2020 Equity Incentive Plan (the “Plan”) is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). Also, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which Class A Common Stock may be issued. As of June 30, 2022, no shares have been issued under the ESPP.
Stock-based compensation expense is as follows (in thousands):

	Three-months Ended June 30,
	2022	2021
General and administrative expense	$418	$444
Research and development	777	1,774
Total	$1,195	$2,218

	Six-months Ended June 30,
	2022	2021
General and administrative expense	$2,191	$617
Research and development	4,069	2,418
Total	6,260	3,035
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

The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2021	17,695,560	1.44	5.6
Granted	261,300	11.87
Exercised	(144,313)	2.65
Forfeited	(221,354)	11.50
Balance as of June 30, 2022	17,591,193	1.46	5.2
The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

Six-months Ended June 30, 2022
Expected term (in years)	6.3
Volatility	79.7% to 81.4%
Dividend yield	0.0%
Risk-free interest rate	2.82% to 3.26%
Common stock price	$9.03 to $12.24
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
Restricted stock awards
During the six-months ended June 30, 2022, the Company granted employees, who rendered services during the year ended December 31, 2021 and were employees of the Company on the grant date, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of the year. The restricted stock unit awards vested on the grant date which resulted in stock-based compensation expense of $4.0 million recognized in the six-months ended June 30, 2022. The Company’s founders declined to receive an award related to performance in 2021. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member will receive an annual RSU equal to $200,000 granted on the date of the Company’s annual shareholders’ meeting which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”).
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

The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	17,174	$13.47
Awarded	372,484	10.67
Vested	(376,890)	11.38
Forfeited	(1,016)	11.46
Unvested as of June 30, 2022	11,752	$12.72
Performance-based restricted stock awards
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs will be awarded to any new employee hired during 2022 and 2023 on a pro-rata basis based on a reduction in time of service. The number of shares subject to a Grantee’s PRSU award equals the Grantee’s PRSU Value divided by the closing price per Class A common share on the service inception date, or if the service inception date is not a trading day, the closing price per Share on the closest trading day immediately prior to the service inception date; in each case rounded down to the nearest whole number. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which will occur when each performance conditions is achieved, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. As of June 30, 2022, the Company has approved and authorized PRSUs equal to 2,563,913 shares of Class A common stock with a PRSU value of $34.0 million. Recognition of stock-based compensation occurs when the grant date is determined, and performance conditions are probable of achievement. As a grant date has not yet been determined, stock-based compensation costs related to PRSU awards have not yet been recognized. Measurement of stock-based compensation attributed to the PRSU awards will be based on the fair value of the underlying Class A common stock once the grant date is determined (e.g., variable accounting).
12. Related Party Transactions
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors . Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the three-months ended June 30, 2022 and 2021, the Company incurred expenses for legal services rendered by Orrick totaling approximately $1.4 million and $0.3 million, respectively, and $3.1 million and $0.4 million for the six-months ended June 30, 2022 and 2021, respectively.
13. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened material claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

In July 2022, the Company began accepting pre-ordered deposits of $5,000 or equivalent currency for Fisker Ocean Ones, a limited-edition trim level of the Fisker Ocean. All 5,000 Fisker Ocean Ones have been pre-ordered with a payment of $5,000 or equivalent currency for each order. The deposited amounts will be applied to the sales price of the vehicle and recognized as revenue when the vehicle is sold and delivered to the customer. The Company has an agreement with a financial institution that holds cash received from pre-order deposits made through credit card transactions until the vehicle is delivered to the customer at which time the cash is deposited into the Company's bank account and available for its use. Deposits paid directly to the Company via ACH or other direct payment mechanism are received in the Company bank account and available for its use within 15 days after the end of the month in which the pre-order was placed.
On April 04, 2022, the Company entered into a lease agreement with Shamrock (La Palma) Properties II, LLC as a tenant at 14 Centerpointe Drive located in the City of La Palma, California. The agreement provides for, among other things, (a) approximately 78,980 of rentable square feet (b) a lease commencement date on May 1, 2022, and will continue for 7 years thereafter, with an option to extend the term by one additional period of 5 years (c) minimum base monthly rental amount of $78,980. Monthly rental payments are adjusted annually based on a pre-determined schedule and are recognized on a straight-line basis over the term of the lease. Upon commencement of the lease, the Company recognized a non-cash right-of-use asset and corresponding lease liability of $11.1 million using an estimate of its incremental borrowing rate of 6.00%.

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

Hon Hai Technology Group (Fisker Pear)
On May 13, 2021, the Company announced it signed framework agreements with Hon Hai Technology Group (Foxconn) supporting the joint development and manufacturing of project ‘PEAR’ (Personal Electric Automotive Revolution), a project to develop a new breakthrough electric vehicle. Under the agreements, the Company and Foxconn will jointly invest into Project PEAR, with each company taking proceeds from the successful delivery of the program. Following an extensive review of manufacturing sites, the two companies will make significant efforts to develop and execute a manufacturing plan capable of supporting the planned start of production. On May 12, 2022, Fisker and Foxconn confirmed that the Fisker PEAR will be built at Foxconn's manufacturing facility in Ohio, with production expected to start in 2024.
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

Market Trends and Competition
Fisker anticipates robust demand for the Fisker Ocean, based on its award-winning design, its unique sustainability features, the management team’s experience and know-how and, in particular, the growing acceptance of and demand for EVs as a substitute for gasoline-fueled vehicles. Many independent forecasts are assuming that EV’s as percentage of global auto sales will grow from less than 3% in 2020 to more than 20% in 2030. One such report from RBC, published in October 2020, assumes sales of EV’s to grow from less than 2.0 million units globally (less than 3% of total volume) to 25 million units in 2030 (approximately 25% of total volume), a 29% CAGR. The EV market is highly competitive, but Fisker believes it will remain less competitive than the ICE market for some time. For example, there are 79 nameplates sold in the US market within the compact and midsize SUV category currently, while most observers expect no more than 10-20 EV’s in those segments at the time Fisker launches, most of which are expected to be priced well above Fisker Ocean. Fisker believes the market will be broken down into three primary consumer segments: the white space segment, the value segment, and the conservative premium segment. See “Information About Fisker—Sales – Go to Market Strategy.” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 Fisker expects to sell approximately 50% of its vehicles within the white space segment, appealing to customers who want to be part of the new EV movement and value sustainability and environmental, social, and governance (“ESG”) initiatives. This is supported by a survey of Fisker’s current reservation-holders which found that over 50% currently own non-premium branded vehicles and over 50% currently own non-SUV’s (i.e. cars, hatchbacks, minivans, etc.). Fisker believes that it will be well positioned to be the primary alternative to Tesla in this segment with the Ocean priced around the base price of the Model 3 and below the base price of the Model Y. While Fisker will compete with other EV startups, many of them are moving into the higher luxury priced segments due to the lack of volume pricing of components that Fisker expects to obtain through platform sharing partnerships with industry-leading OEMs and/or tier-one automotive suppliers. To expand market share and attract customers from competitors, Fisker must continue to innovate and convert successful research and development efforts into differentiated products, including new EV models.
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
Commercialization
Fisker currently anticipates commencing production of the Fisker Ocean on November 17, 2022, with initial customer deliveries in late 2022 at the. In July 2022, Fisker began accepting deposits for up to 5,000 pre-orders of the launch edition Fisker Ocean One, which required $5,000, or approximate local currency equivalent, down payments. All 5,000 Ocean One preorders are sold out with a deposit of $5,000 each. As of August 1, 2022, we have over 56,000 reservations and pre-orders that include 5,000 Fisker Ocean One pre-orders including 1,600 fleet reservations, after accounting for about 6,819 customers who have canceled over time. Fisker PEAR reservations are over 4,000.
Fisker plans to initially market its vehicles through its direct-to-consumer sales model, leveraging its proprietary Flexee app, which will serve as a one-stop-shop for all components of its EMaaS business model. Over time, Fisker plans to develop Fisker Lounges in select cities in North America and Europe, which will enable prospective customers to experience Fisker vehicles through test drives and virtual and augmented reality. Fisker also intends to enter, in each launch market, into third-party service partnerships with credible vehicle service organizations with established service facilities, operations and technicians. These companies’ services will be integrated into and booked via the Flexee app in order to create a hassle-free, app-based service experience for Fisker’s customers delivered at home, at work, or with a pick-up and delivery service booked online. As an example in Europe, Fisker has entered into non-exclusive Memorandum of Understandings with Bridgestone and the Mekonomen Group related to fleet management services. Fisker will continue to seek opportunities to build the service partnership model.
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
Regulatory Landscape
Fisker operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “Information about Fisker—Government Regulation and Credits.” For example, a federal tax credit of $7,500 may be available to U.S. purchasers of Fisker vehicles, which would bring the effective estimated purchase price of the base Fisker Ocean model to approximately $30,000. Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. From time to time, governments may change the economic incentives to purchasers of EVs which could impact Fisker customers. For example, recent German and US legislative efforts could reduce or eliminate federal tax incentives available for purchasers of Fisker vehicles in those markets. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it may have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.

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
Globally, prices for commodities remain volatile for base metals (e.g., steel and aluminum), precious metals (e.g., palladium), and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel for batteries). Our Fisker Ocean is comprised mainly of steel which has experienced less volatility compared to aluminum. Further, we have agreed to our pricing in 2021 and early 2022 for our components under our long-term supply contracts, which reduces our exposure to commodity volatility and inflation in 2022, however some suppliers have the ability to adjust prices based on a three-month rolling average for certain commodities. In recent months, commodity pricing has moderated and foreign exchange has become more favorable. Our battery chemistries consist of a high-capacity pack that uses a lithium nickel manganese cobalt (NMC) cell chemistry with the second high-value pack based on lithium-ion phosphate (LFP) chemistry. We expect most of our vehicles sold in 2022 and 2023 will have premium trim levels, where margins are less sensitive, and NMC battery packs compared to our base model Sport which uses the LFP battery packs that do not contain nickel or cobalt.

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
Fisker is rapidly expanding its personnel headcount, in anticipation of the start of production of its vehicles. Accordingly, Fisker expects its general and administrative expenses to increase significantly in the near term and for the foreseeable future. For example, the company expects general and administrative expenses, excluding stock-based compensation expenses (refer to non-GAAP financial measure discussed below), in the year ended December 31, 2022 to be in the range of $105.0-$120.0 million as compared to $42.4 million in the year ended December 31, 2021. Upon commencement of commercial operations, Fisker also expects general and administrative expenses to include facilities, marketing and advertising costs.
Research and Development Expense
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the first prototype. As Fisker ramps up for commercial operations, it anticipates that research and development expenses will increase for the foreseeable future as the Company expands its hiring of engineers and designers and continues to invest in new vehicle model design and development of technology. For example, the company expects research and development expenses, excluding stock-based compensation expenses (refer to non-GAAP financial measure discussed below), in the year ended December 31, 2022 to be in the range of $330.0-$380.0 million as compared to $286.9 million in the year ended December 31, 2021.
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
Results of Operations
Comparison of the Three-Months Ended June 30, 2022 to the Three-Months Ended June 30, 2021
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three-Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$10	27	$(17)	(63)%
Cost of goods sold	8	14	(6)	(43)%
Gross Margin	2	13	(11)	(85)%
Operating costs and expenses:
General and administrative	17,521	$7,908	9,613	122%
Research and development	71,160	45,245	25,915	57%
Total operating costs and expenses	88,681	53,153	35,528	67%
Loss from operations	(88,679)	(53,140)	(35,539)	67%
Other income (expense):
Other income (expense)	(452)	(89)	(363)	408%
Interest income	1,353	105	1,248	n.m.
Interest expense	(4,751)	—	(4,751)	n.m.
Change in fair value of derivatives	—	6,814	(6,814)	(100)%
Foreign currency gain/(loss)	(3,417)	88	(3,505)	n.m.
Unrealized loss recognized on equity securities	(10,030)	—	(10,030)	n.m.
Total other income (expense)	(17,297)	6,918	(24,215)	(350)%
Net Loss	$(105,976)	$(46,222)	$(59,754)	129%
n.m. = not meaningful.
Revenue and cost of goods sold
In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $10 thousand with related costs of goods sold of $8 thousand resulting in a gross profit of $2.0 thousand during the three month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.

General and Administrative
General and administrative expenses increased by $9.6 million or 122% from $7.9 million during the three months ended June 30, 2021 to $17.5 million during the three month ended June 30, 2022, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, professional fees and marketing and advertising. Professional fees expense was approximately $3.8 million for the second quarter of 2022 compared to approximately $1.5 million for the same period in 2021. Marketing and advertising efforts resulted in expense of $1.0 million for the second quarter of 2022 compared to minimal efforts in the corresponding second quarter of 2021 as the Company implemented its marketing strategies in the fourth quarter of 2021. General and administrative expenses includes stock-based compensation expense of $0.4 million for each of the three-months ended June 30, 2022 and 2021, respectively. General and administrative expenses will increase during the remainder of the 2022 fiscal year as the Company continues to increase its workforce, engage with advisors to establish global strategies for direct and indirect taxes, and planning for entity-wide changes in its IT systems. Overall, total headcount for the Company increased to 530 employees as of August 1, 2022, compared to 327 employees as of December 31, 2021.
Research and Development
Research and development expenses increased by approximately $25.9 million or 57% from $45.2 million during the three months ended June 30, 2021, to $71.2 million during the three months ended June 30, 2022. The increase primarily relates to higher headcount and achievement of key milestones in engineering and development of the design of components as the Company moves towards the start of production. In the second quarter of 2022, we continued the development phase of our prototype Fisker Oceans, which includes the purchase and expense of $18.7 million of prototype parts, and testing and validation. The second quarter of 2022 reflects higher research and development expenses as our last major design milestones were met and the Company prepares for start of production. Reductions in research and development efforts for the Fisker Ocean over the remainder of 2022 are expected to be offset by increases in the development efforts associated with the Fisker PEAR. Research and development expenses includes stock-based compensation expense of $0.8 million and $1.8 million for the three-months ended June 30, 2022 and 2021, respectively.
Interest Expense
Interest expense amounted to $4.8 million during the three months ended June 30, 2022 due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. No interest expense was recognized during the three-months ended June 30, 2021. Interest expense in the subsequent three-month periods throughout calendar year 2022 will approximate $4.5 million, including accretion of debt issuance costs.
Change in Fair Value of Derivative
During three-months ended June 30, 2021, the Company’s public and private warrants were outstanding resulting in a non-cash fair value adjustment of $6.8 million. No gain or loss was recognized during the three-months ended June 30, 2022. The public and private warrants were exercised or redeemed and no longer outstanding by the end of the second quarter of 2021.
Foreign Currency Gain (Loss)
The Company recorded foreign currency loss of $3.4 million during the three-months ended June 30, 2022, compared to gains of $0.1 million during the three-months ended June 30, 2021, due to remeasurement losses on Euro-denominated monetary assets caused by weakening Euro currency rates. For the remainder of 2022, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gains Recognized on Equity Securities
Unrealized losses recognized on equity securities still held as of June 30, 2022 totaled $10.0 million for the three-months ended June 30, 2022.
Net Loss

Net loss was $106.0 million during the three-months ended June 30, 2022, an increase of approximately $59.8 million from a net loss of $46.2 million during the three-months ended June 30, 2021, for the reasons discussed above.

Comparison of the Six-Months Ended June 30, 2022 to the Six-Months Ended June 30, 2021
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Six-Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$22	$49	(27)	(55)%
Cost of goods sold	19	31	(12)	(39)%
Gross Margin	3	18	(15)	(83)%
Operating costs and expenses:
General and administrative	39,513	13,740	25,773	188%
Research and development	172,620	72,516	100,104	138%
Total operating costs and expenses	212,133	86,256	125,877	146%
Loss from operations	(212,130)	(86,238)	(125,892)	146%
Other income (expense):
Other income (expense)	(823)	(13)	(810)	n.m.
Interest income	1,618	261	1,357	520%
Interest expense	(9,134)	—	(9,134)	n.m.
Change in fair value of derivatives	—	(138,436)	138,436	(100)%
Foreign currency gain/(loss)	(2,671)	1,361	(4,032)	(296)%
Unrealized loss recognized on equity securities	(4,910)	—	(4,910)	n.m.
Total other income (expense)	(15,920)	(136,827)	120,907	(88)%
Net Loss	$(228,050)	$(223,065)	(4,985)	2%
n.m.= not meaningful.
Revenue and cost of goods sold
In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $22 thousand with related costs of goods sold of $19 thousand resulting in a gross profit of $3.0 thousand during the six-month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.
General and Administrative
General and administrative expenses increased by $25.8 million or 188% from $13.7 million during the six-months ended June 30, 2021 to $39.5 million during the six-months ended June 30, 2022, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, and stock based compensation. Professional fees expense was approximately $9.5 million for the first half of 2022 compared to approximately $3.2 million for the same period in 2021. Marketing and advertising efforts resulted in expense of approximately $5.7 million for the first half of 2022 compared to minimal efforts in the corresponding first half of 2021 as the Company implemented its marketing strategies in the fourth quarter of 2021. General and administrative expenses includes stock-based compensation expense of $6.3 million and $3.0 million for the six-months ended June 30, 2022 and 2021, respectively.

Research and Development
Research and development expenses increased by $100.1 million or 138% from $72.5 million during the six-months ended June 30, 2021, to $172.6 million during the six-months ended June 30, 2022. The increase primarily relates to higher headcount and achievement of key milestones in engineering and development of the design of components as the Company moves towards the start of production. In the first half of 2022, we continued the development phase of our prototype Fisker Oceans, which includes the purchase and expense of $58.1 million of prototype parts, and testing and validation. The first half of 2022 reflects higher research and development expenses as our last major design milestones were met and the Company prepares for start of production. Research and development expenses includes stock-based compensation expense of $4.1 million and $2.4 million for the six-months ended June 30, 2022 and 2021, respectively.
Interest Expense
Interest expense amounted to $9.1 million during the six-months ended June 30, 2022 due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. No interest expense was recognized during the six-months ended June 30, 2021. Interest expense in the subsequent six-month periods throughout calendar year 2022 will approximate $4.5 million, including accretion of debt issuance costs.
Change in Fair Value of Derivative
During six-months ended June 30, 2021, the Company’s public and private warrants were outstanding resulting in a non-cash fair value adjustment of $138.4 million. No gain or loss was recognized during the six-months ended June 30, 2022. The public and private warrants were exercised or redeemed and no longer outstanding by the end of the second quarter of 2021.
Foreign Currency Gain (Loss)
The Company recorded foreign currency losses of $2.7 million during the six-months ended June 30, 2022, compared to gains of $1.4 million during the six-months ended June 30, 2021, due to remeasurement losses on Euro-denominated monetary assets, including Euros purchases, caused by weakening Euro currency rates. For the remainder of 2022, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gains Recognized on Equity Securities
Unrealized losses recognized on equity securities still held as of June 30, 2022 totaled $4.9 million for the six-months ended June 30, 2022.
Net Loss
Net loss was $228.1 million during the six-months ended June 30, 2022, a increase of approximately $5.0 million from a net loss of $223.1 million during the six-months ended June 30, 2021, for the reasons discussed above.
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
As of June 30, 2022, Fisker’s cash and cash equivalents amounted to $851.9 million.
In May, 2022, we entered into an at-the-market distribution agreement, dated May 24, 2022 with J.P. Morgan Securities LLC and Cowen and Company, LLC as the sales agents (the "Distribution Agreement"), pursuant to which Fisker established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock, par value $0.00001 (the “Class A Common Stock”) as would result in aggregate gross proceeds to Fisker of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule

415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions.
In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 8. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of June 30, 2022.
Fisker expects its capital expenditures and working capital requirements to increase substantially in the second half of 2022 and beyond, as it progresses toward production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. Fisker believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-Q. Fisker may, however, need additional cash resources, including proceeds from the sale of up to $335 million of Class A common stock under the ATM Program, to funds its operations until it commences serial production levels of the Fisker Ocean due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments such as the collaboration on “Project PEAR” with Foxconn announced in February 2021. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, Fisker may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Fisker expects, Fisker may be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	( in thousands)
Net cash used in operating activities	$(255,468)	$(56,927)
Net cash used in investing activities	(109,911)	(65,990)
Net cash provided by financing activities	$14,879	$94,125
Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As Fisker continues to accelerate hiring in line with development and production of the Ocean, Fisker expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business. Lease commitments as of June 30, 2022, will result in cash payments of $5.1 million for the remainder of 2022, and $10.6 million for 2023, and $48.0 million for 2024 and thereafter. Structural improvements are required before Fisker can use its Fisker Lounges in the U.S. and Europe for its intended purposes. The timing for completion of the structural improvements is expected in the second half of 2022. During the second quarter of 2022, Fisker entered into a lease for commercial space dedicated to powertrain and battery research and development, which will be customized for Fisker's use. In total, Fisker is projecting to use cash in excess of $435 million for combined SG&A and R&D activities during 2022.
Net cash used in operating activities increased by approximately $198.6 million from $56.9 million during the six-months ended June 30, 2021 to $255.5 million during the six-months ended June 30, 2022.
Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment. During the six-months ended June 30, 2022, the Company acquired assets related to development of the Fisker Ocean and production of its parts that benefit our vehicle program development in future periods that totaled $99.9 million compared to $66.0 million during the six-months ended June 30, 2021. Fisker continues to expect 2022 capital expenditures for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure to range between $280 million and $290 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment begins to be installed at both vehicle assembly and supplier facilities over the remainder of 2022.
Fisker used cash of $109.9 million for investing activities during the six-months ended June 30, 2022, compared to $66.0 million during the corresponding six-months ended June 30, 2021.
On July 28, 2021, the Company made a $10 million commitment for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The merger closed in the first quarter of 2022 which triggered our investment commitment resulting in a $10 million cash payment to acquire 1,000,000 class A common shares of Allego (NYSE: ALLG). Fisker was the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe.
Cash Flows from Financing Activities
Through June 30, 2022, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $14.9 million during the six-months ended June 30, 2022, which was primarily due to the proceeds from the issuance of the ATM equity program of $14.6 million as well as aggregate proceeds from the exercise of stock options and collection of related statutory withholding taxes of $2.1 million. Net cash from financing activities was $94.1 million during the six-months ended June 30, 2021 reflecting the proceeds of $89.0 million from public warrant holders who exercised 7,733,400 warrants to acquire a corresponding equal number of Class A common stock.
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

	Three-Months Ended June 30,
	2022	2021
GAAP Loss from operations	(88,679)	(53,140)
Add: stock based compensation	$1,195	$2,218
Non-GAAP Adjusted loss from operations	$(87,484)	$(50,922)

	Six Months Ended June 30,
	2022	2021
GAAP Loss from operations	(212,130)	(86,238)
Add: stock based compensation	6,260	3,035
Non-GAAP Adjusted loss from operations	$(205,870)	$(83,203)
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
Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British Pound Sterling, Indian Rupee, and Chinese Yuan Renminbi reflecting their principal operating markets. Once Fisker commences commercial operations, it expects to be exposed to both currency transaction and translation risk. For example, Fisker expects its contracts with OEMs and/or tier-one automotive suppliers to be transacted in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s condensed consolidated financial statements, which may result in revenue and earnings volatility from period to period in response to exchange rates fluctuations. The Company assesses whether opportunities exist to purchase foreign currencies with U.S. dollars to take advantage of favorable exchange rates. In April and July 2022, the Company purchased 130.1 million Euros for 140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for 50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.018 Euro.
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
Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b)under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, we implemented a new Enterprise Resource Planning (“ERP”) system, which replaced our existing financial systems and is designed to improve the efficiency and effectiveness of the Company’s financial reporting and business processes as well as provide timely information to our management team. In connection with this ERP implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. While we do not believe the ERP implementation will have an adverse effect on our internal controls over financial reporting, we will continue to evaluate control changes as part of our assessment of control design and effectiveness throughout 2022. Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results. For example, recent German and U.S. legislative efforts could reduce or eliminate federal tax incentives available for purchasers of Fisker vehicles in those markets.

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

The full extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the emergence of variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has substantially subsided, we may continue to experience an adverse impact to our business as a result of the pandemic's global economic impact, including any recession that has occurred or may occur in the future. As an example, the ongoing lockdowns in China have impacted certain aspects of our business, including our ability to obtain materials from certain of our suppliers in the affected area on a timely basis.
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
We have operations, as well as potential new customers, in Europe. If the conflict extends beyond Ukraine or further intensifies, it could have an adverse impact on our operations in Europe or other affected areas. While we do not offer any services in Ukraine, we are continuing to monitor the situation in that country and globally as well as assess its potential impact on our business, including the supply of natural gas in Europe . Although neither Russia nor Belarus constitutes a material portion of our business (if any), a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information.
Not applicable
Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

1.1	Distribution Agreement, dated as of May 24, 2022, between Fisker Inc., J.P. Morgan Securities LLC and Cowen and Company, LLC	8-K	001-38625	1.1	5/24/2022
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Coverpage Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2022

FISKER INC.

By:	/s/ Dr. Geeta Gupta-Fisker
Name:	Dr. Geeta Gupta-Fisker
Title:	Chief Financial Officer and Chief Operating Officer