Form 10-Q
period 2022-09-30
Fisker Inc./DE
filed 2022-11-07
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, the registrant had 179,556,338 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

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
•our ability to maintain the listing of our Class A common stock, par value $0.00001 per share ("Class A Common Stock") on the New York Stock Exchange ("NYSE");
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
ADDITIONAL INFORMATION
Unless the context indicates otherwise, references in this report to the “Company,” “Fisker,” “we,” “us,” “our” and similar terms refer to Fisker Inc. (f/k/a Spartan Energy Acquisition Corp.) and its consolidated subsidiaries (including Fisker Group Inc. or Legacy Fisker). References to “Spartan” refer to Spartan Energy Acquisition Corp., our predecessor company prior to the consummation of the Business Combination (as defined below).

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$824,696	$1,202,439
Prepaid expenses and other current assets	35,039	30,423
Equity investment	4,360	—
Total current assets	864,095	1,232,862
Non-current assets:
Property and equipment, net	235,585	85,643
Intangible assets	251,609	231,525
Right-of-use assets, net	27,804	18,285
Other non-current assets	32,963	24,637
Total non-current assets	547,961	360,090
TOTAL ASSETS	$1,412,056	$1,592,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,277	$28,143
Accrued expenses	99,433	79,634
Lease liabilities	5,876	4,552
Total current liabilities	123,586	112,329
Non-current liabilities:
Customer deposits	14,153	6,300
Lease liabilities	23,234	14,933
Convertible senior notes	660,395	659,348
Total non-current liabilities	697,782	680,581
Total liabilities	821,368	792,910
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 179,493,167 and 164,377,306 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	1,587,322	1,419,284
Accumulated deficit	(996,637)	(619,245)
Total stockholders’ equity	590,688	800,042
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,412,056	$1,592,952
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$14	$15	$36	$65
Cost of goods sold	6	16	25	47
Gross margin	8	(1)	11	18
Operating costs and expenses:
General and administrative	22,102	10,273	61,615	24,012
Research and development	117,885	99,291	290,505	171,807
Total operating costs and expenses	139,987	109,564	352,120	195,819
Loss from operations	(139,979)	(109,565)	(352,109)	(195,801)
Other income (expense):
Other income (expense), net	270	(84)	(553)	(98)
Interest income	3,075	155	4,693	415
Interest expense	(4,693)	(2,147)	(13,827)	(2,147)
Change in fair value of derivatives	—	—	—	(138,436)
Foreign currency gain (loss)	(7,285)	1,797	(9,956)	3,158
Unrealized loss recognized on equity securities	(730)	—	(5,640)	—
Total other income (expense)	(9,363)	(279)	(25,283)	(137,108)
Net loss	$(149,342)	$(109,844)	$(377,392)	$(332,909)
Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.49)	$(0.37)	$(1.26)	$(1.15)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	303,224,595	296,133,530	299,462,065	290,445,265

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount
Balance at June 30, 2022	166,279,680	$2	132,354,128	$1	$1,453,662	$(847,295)	$606,370
Stock-based compensation	—	—	—	—	11,166	—	$11,166
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	110,279	—	—	—	41	—	$41
Recognition of Magna warrants	—	—	—	—	6,695	—	$6,695
Shares issued under "At-the-market" offering, net of stock issuance costs	13,103,208	—	—	—	115,758	—	$115,758
Net Loss	—	—	—	—	—	(149,342)	$(149,342)
Balance at September 30, 2022	179,493,167	$2	132,354,128	$1	$1,587,322	$(996,637)	$590,688

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,377,306	$2	132,354,128	$1	$1,419,284	$(619,245)	$800,042
Stock-based compensation	—	—	—	—	17,426	—	17,426
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	624,502	—	—	—	556	—	556
Recognition of Magna warrants	—	—	—	—	20,084	—	20,084
Shares issued under "At-the-market" offering, net of stock issuance costs	14,491,359	—	—	—	129,972	—	129,972
Net Loss	—	—	—	—	—	(377,392)	(377,392)
Balance at September 30, 2022	179,493,167	$2	132,354,128	$1	$1,587,322	$(996,637)	$590,688

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated deficit	Stockholders’ Deficit
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount
Balance at June 30, 2021	163,711,901	$2	132,354,128	$1	$1,481,556	$(370,969)	$1,110,590
Stock-based compensation	—	—	—	—	1,043	—	1,043
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	104,427	—	—	—	35	—	35
Purchase of capped call options	—	—	—	—	(96,788)	—	(96,788)
Net loss	—	—	—	—	—	(109,844)	(109,844)
Balance at September 30, 2021	163,816,328	$2	132,354,128	$1	$1,385,846	$(480,813)	$905,036

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Accumulated Deficit	Stockholders’ Deficit
Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount
Balance at December 31, 2020	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$(147,904)	$907,130
Stock-based compensation	—	—	—	—	4,078	—	—	4,078
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	1,095,446	—	—	—	(53)	—	—	(53)
Exercise of warrants	27,751,587	1	—	—	365,463	458	—	365,922
Shares surrendered upon exercise of warrants	(9,943,067)	—	—	—	—	(384)	—	(384)
Purchase of capped call option	—	—	—	—	(96,788)	—	—	(96,788)
Stock issuance costs and redemption of unexercised warrants	—	—	—	—	(22)	22	—	—
Recognition of Magmna warrants	—	—	—	—	58,040	—	—	58,040
Net loss	—	—	—	—	—	—	(332,909)	(332,909)
Balance at September 30, 2021	163,816,328	$2	132,354,128	$1	$1,385,846	$—	$(480,813)	$905,036

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(377,392)	$(332,909)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	17,426	4,078
Depreciation	1,212	397
Amortization of right-of-use asset	3,054	1,683
Accretion of debt issuance costs	1,047	153
Change in fair value of derivative liabilities	—	138,436
Unrealized loss recognized on equity securities	5,640	—
Unrealized foreign currency loss	13,301	(1,693)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(12,942)	(12,945)
Accounts payable and accrued expenses	2,319	41,891
Customer deposits	7,853	1,558
Change in operating lease liability	(2,948)	(1,026)
Net cash used in operating activities	(341,430)	(160,377)
Cash Flows from Investing Activities:
Acquisition of equity investment	(10,000)	—
Purchases of property and equipment and intangible asset	(157,256)	(81,828)
Net cash used in investing activities	(167,256)	(81,828)
Cash Flows from Financing Activities:
Proceeds from the issuance of convertible notes	—	667,500
Payments for debt issuance costs	—	(8,523)
Payments for capped call options	—	(96,788)
Proceeds from the exercise of warrants	—	89,023
Payment for stock issuance costs and redemption of unexercised warrants	—	(22)
Proceeds from the exercise of stock options	2,146	5,159
Payments for statutory withholding taxes	(1,436)	(4,891)
Proceeds from stock issuance under "At-the-market" offering	132,538	—
Payments for "At-the-market" issuance costs	(2,305)	—
Net cash provided by financing activities	130,943	651,458
Net increase (decrease) in cash and cash equivalents	(377,743)	409,253
Cash and cash equivalents, beginning of the period	1,202,439	991,158
Cash and cash equivalents, end of the period	$824,696	$1,400,411
Supplemental disclosure of cash flow information
Cash paid for interest	17,985	$—
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)
1. Overview of the Company
Fisker was originally incorporated in the State of Delaware on October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Spartan completed its initial public offering in August 2018. On October 29, 2020, Spartan’s wholly-owned subsidiary merged with and into Fisker Holdings Inc. (f/k/a Fisker Inc.), a Delaware corporation (“Legacy Fisker”), with Fisker Holdings Inc. surviving the merger as a wholly-owned subsidiary of Spartan (the “Business Combination”). In connection with the Business Combination, Spartan changed its name to Fisker Inc.
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
The Company’s common stock is listed on the NYSE under the symbol “FSR”. The Company’s warrants previously traded on the NYSE under the symbol “FSR WS” and on April 19, 2021, the NYSE filed a Form 25-NSE with respect to the warrants; the formal delisting of the warrants became effective ten days thereafter.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the SEC.
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the three-months and nine-months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine-months ended September 30, 2022 and 2021, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three and nine-months ended September 30, 2022 and 2021.
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
Going Concern, Liquidity and Capital Resources

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. As of September 30, 2022, the Company had approximately $825 million in cash and cash equivalents. The Company believes that substantial doubt about its ability to continue as a going concern does not exist as its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-Q.

Since inception, the Company has yet to generate any revenue from its core business operations and has incurred significant accumulated losses of approximately $997 million. The Company expects to continue to incur significant operating losses for the foreseeable future. The Company expects its capital expenditures and working capital requirements to increase substantially in the fourth quarter of 2022 and beyond, as it progresses toward production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. The Company may, however, need additional cash resources, including proceeds of up to $217.5 million from the sale of Class A common stock under its at-the-market equity program, to fund its operations until it commences serial production levels of the Fisker Ocean and achieves a level of production and sales that provide for operating profitability. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, the Company may need to seek additional equity or debt financing and there can be no assurance that the Company will be successful in its efforts. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to decrease its planned level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Supplier Risk
The Company nominated suppliers during the year for engineering, development, testing, tooling and production of components for serial production of its vehicles. As of September 30, 2022, these supplier contracts do not represent unconditional purchase obligations with take-or-pay or specified minimum quantities provisions with the exception of an agreement securing battery capacity for the Fisker Ocean SUV. Under the terms of the agreement, the battery supplier will deliver two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually, from 2023 through 2025.
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
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.
The Company’s income tax provision consists of an estimate for U.S. federal, foreign and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of September 30, 2022.
Derivative Liability
The Company accounts for its public and private warrants as a derivative liability initially measured at their fair values and remeasured in the condensed consolidated statements of operations at the end of each reporting period. When the warrants are exercised, the corresponding derivative liability is de-recognized at the underlying fair value of the Class A common stock that is issued to the warrant holder less any cash paid in accordance with the warrant agreement. Upon either cash or cashless exercise, the de-recognized derivative liability results in an increase in additional paid in capital equal to the difference between the fair value of the underlying Class A common stock and its par value. A cashless exercise results in the warrant holder surrendering Class A common stock equal to the stated warrant exercise price based on the contractual terms in the warrant agreement that govern the cashless conversion.
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

Foreign Currency Remeasurement and Transactions

The functional currency of the Company’s U.K., German, Indian and Austrian subsidiaries is the U.S. Dollar. For these subsidiaries, monetary assets and liabilities denominated in non-U.S. currencies are re-measured to U.S. Dollars using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in non-U.S. currencies are maintained at historical U.S. Dollar exchange rates. Expenses are re-measured at average U.S. Dollar monthly rates.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are immaterial for all periods presented.

In April and July 2022, the Company purchased 130.1 million Euros for 140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for 50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.018 Euro, which are designed to provide an economic hedge against future foreign currency exposures.

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
In September 2021, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted method for all convertible instruments and an update for instruments that can be settled in either cash or shares. We early adopted ASU 2020-06 effective on January 1, 2021 applying the modified retrospective method. Since the Company does not have any financial instruments as of January 1, 2021 within the scope of ASU 2020-06, early adoption had no effect on the Company’s condensed consolidated financial statements.
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

3. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$664,040	$—	$—	$664,040
Equity investment	$4,360	$—	$—	$4,360
Total fair value	$668,400	$—	$—	$668,400

	Fair Value Measured as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$1,191,079	$—	$—	$1,191,079
Total fair value	$1,191,079	$—	$—	$1,191,079
The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets. The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
On July 28, 2021, the Company made a commitment for a private investment in public equity (PIPE) supporting the planned merger of European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. Fisker Inc. is the exclusive electric vehicle automaker in the PIPE and, in parallel, agreed to terms to deliver a range of charging options for its customers in Europe. On March 16, 2022, the merger closed and the Company delivered cash of $10 million in exchange for 1,000,000 shares of Allego's Class A common stock (NYSE:ALLG). The Company's ownership percentage is less than 5% and does not result in significant influence. Allego filed with the SEC a registration statement registering the resale of the shares acquired (the “Registration Statement”) that was declared effective by the SEC during the second quarter of 2022. The Company has classified its equity investment in Allego as a current asset. Unrealized losses recognized during the three and nine-months ended September 30, 2022 on equity securities still held as of September 30, 2022 totaled $0.7 million and $5.6 million, respectively as shown separately in the Condensed Consolidated Statement of Operations.
We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of September 30, 2022, the fair value of the 2026 Notes was $343.1 million. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible notes in an over-the-counter market on the last business day of the period.
For the nine-months ended September 30, 2021, the Company measured its derivative liability for its private and public warrants at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. The Company used an option pricing simulation model for the valuation of the private warrants, which used assumptions the Company believed would be made by a market participant in making the same valuation. all of which were exercised in March 2021. The public warrants fair value is determined using its publicly traded prices (Level 1). All of the public and private warranted were exercised or redeemed in 2021. Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations as a non-operating expense. For the nine-months ended September 30, 2021, the changes in the fair value of the derivative liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatility upon exercise in March 2021.

4. Intangible Assets
The Company has the following intangible assets (in thousands):

	As of September 30, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$251,609	$—	$251,609
		$251,609	$—	$251,609

	As of December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$231,525	$—	$231,525
		$231,525	$—	$231,525
The Company did not amortize the capitalized cost associated with the warrants granted to Magna International, Inc. (“Magna”) for the nine-months ended September 30, 2022 as amortization will commence on a straight-line basis with the start of production for the Fisker Ocean which is expected to occur in the fourth quarter of 2022. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 9 for additional information regarding the capitalization of costs upon issuance of warrants to Magna. Also, the Company capitalized certain costs associated with manufacturing of the Fisker Ocean and production of parts, which will be amortized beginning with the start of production for the Fisker Ocean over eight years.
5. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$1,380	$1,174
Furniture and fixtures	451	307
IT hardware and software	4,693	3,778
Leasehold improvements	90	20
Construction in progress	230,979	81,160
Total property and equipment	237,593	86,439
Less: Accumulated depreciation and amortization	(2,008)	(796)
Property and equipment, net	$235,585	$85,643
Construction in progress primarily consists of capitalized tooling costs. As of September 30, 2022, accounts payable and accrued expenses includes acquired property and equipment of $29.3 million compared to $35.4 million as of December 31, 2021, which is excluded from net cash used in investing activities as reported in the condensed consolidated statement of cash flows for the nine-months ended September 30, 2022.

6. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	September 30, 2022	December 31, 2021
Accrued vendor liabilities	$88,828	$67,293
Order deposits	4,810	—
Accrued professional fees	2,595	3,579
Accrued payroll	1,681	1,989
Accrued interest	695	6,165
Accrued other	824	608
Total accrued expenses	$99,433	$79,634
Accrued expenses include amounts owed to vendors but not yet invoiced in exchange for vendor purchases, research and development services, and order deposits. Certain estimates of accrued vendor expenses are based on costs incurred to date.
Order Deposits

In the third quarter of 2022, the Company began accepting order deposits of $5,000 USD or equivalent currency for Fisker Ocean Ones, a limited-edition trim level of the Fisker Ocean. The Company also converted customer deposits for reservation holders who previously made a deposit for an Extreme, Ultra or Sport Ocean prior to August 16, 2022, the enactment date of the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"). Order deposits will be applied to the sales price of the vehicle and recognized as revenue when the vehicle is sold and delivered to the customer. Order Deposits are not included in customer deposits.

On July 1, 2022, the Company entered into a contract for global payment processing agreement with JPMorgan Chase Bank, N.A. (“Chase”). Order Deposits paid directly to the Company via ACH or other direct payment mechanisms are received in the Company’s bank account and available for its use in the subsequent month after the month in which the Order Deposits were placed. For Order Deposits made through credit card transactions, Chase holds cash received from customers until the vehicle is delivered to the customer at which time the cash is deposited into the Company’s bank account and available for its use. Cash received from Order Deposits and the conversion of any customer deposit results in the recognition of a contract liability. As of September 30, 2022, contract liabilities totaled $4.8 million and were classified as current liabilities, included in “Accrued Expenses” on the consolidated balance sheet.
7. Customer Deposits
Customer deposits consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Customer reservation	$13,399	$5,546
Customer SUV option	754	754
Total customer deposits	$14,153	$6,300

Customer deposits consist of reservations, which represent cash received for the future right (e.g., a reservation) to order a Fisker Ocean or PEAR, and customer SUV option.

8. Convertible Senior Notes
2026 Notes
In August 2021, we issued an aggregate of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the

Securities Act of 1933, as amended. The 2026 Notes have been designated as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes consisted of a $625.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2026 Notes with the option to purchase an additional $100.0 million aggregate principal amount of the 2026 Notes, of which $42.5 million was exercised. The 2026 Notes were issued pursuant to an indenture dated August 17, 2021. The net proceeds from the issuance of the 2026 Notes were $562.2 million net of debt issuance costs and cash used to purchase the capped call transactions (“2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense.
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
As of September 30, 2022, the 2026 Notes consisted of the following (in thousands):

Principal	$667,500
Unamortized debt issuance costs	(7,105)
Net carrying amount	$660,395

Interest expense related to the amortization of debt issuance costs for the three and nine-months ended September 30, 2022 was $0.4 million and $1.0 million, respectively. Contractual interest expense for the three and nine-months ended September 30, 2022 was $4.2 million and $12.4 million, respectively.
As of September 30, 2022, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of September 30, 2022.No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
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
9. Common Stock and Warrants
Public and Private Warrants
On March 19, 2021, the Company announced that it would redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s Class A common stock, par value $0.00001 per share (the “Common Stock”), that were issued under the Warrant Agreement, dated August 9, 2018 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), as part of the units sold in the Company’s initial public offering (the “IPO”), for a redemption price of $0.01 per Public Warrant (the “Redemption Price”), that remained outstanding at 5:00 p.m. New York City time on April 22, 2021 (the “Redemption Date”). The Private Placement Warrants were not subject to this redemption. In addition, in accordance with the Warrant Agreement, the Company’s board of directors elected to require that, upon delivery of the notice of redemption, all Public Warrants were to be exercised only on a “cashless basis.” Accordingly, holders could not exercise Public Warrants and receive Common Stock in exchange for payment in cash of the $11.50 per warrant exercise price. Instead, a holder exercising a Public Warrant was deemed to pay the $11.50 per warrant exercise price by the surrender of 0.5046 of a share of Common Stock that such holder would have been entitled to receive upon a cash exercise of a Public Warrant. Accordingly, by virtue of the cashless exercise of the Public Warrants, exercising warrant holders received 0.4954 of a share of Common Stock for each Public Warrant surrendered for exercise. For the unexercised 225,906 Public Warrants outstanding at the Redemption Date, the Company paid $2,259 to redeem the unexercised warrants in the second quarter of 2021. There are no Public Warrants outstanding as of September 30, 2022 and December 31, 2021.
During March 2021, the 9,360,000 warrants to purchase Common Stock that were originally issued under the Warrant Agreement in a private placement simultaneously with the IPO were exercised by the Company’s former sponsor on a cashless basis for 4,907,329 shares of Common Stock (4,452,671 shares of Common Stock surrendered) and are no longer outstanding. During the nine-months ended September 30, 2021, the Company received cash proceeds of $89 million upon the exercise of 7,733,400 Public Warrants immediately prior to the announcement to redeem the Public Warrants. Cashless exercises of public and private warrants increased additional paid-in capital by $277 million for the nine-months ended September 30, 2021.
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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At September 30, 2022, Magna satisfied the first and second milestones and the Company capitalized costs as an intangible asset representing the future economic benefit to Fisker Inc. As of September 30, 2022, the Company determined the third milestone is probable of achievement and capitalized a portion of the award's fair value corresponding to the service period beginning at the grant date and ending in the fourth quarter of 2022. The unrecognized portion of the award will be recognized ratably over the remainder of the service period ending upon start of pre-serial production, which is estimated to occur on November 17, 2022. Changes in the estimated timing of start of pre-serial production will require a cumulative adjustment for a change in accounting estimate. For the nine-months ended September 30, 2022, the recognized cost of $20.1 million (a non-cash transaction) associated with services rendered, resulted in increased capitalized cost - manufacturing to $251.6 million as of September 30, 2022. Because there are multiple milestones to achieve, the intangible asset is under development and will be complete when start of pre-serial production begins. The Company will amortize the aggregate capitalized cost in a systematic and rational manner. Throughout its useful life, including the period of time before completion, the Company will assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated and then if the carrying amount of the intangible asset is not recoverable, determine its fair value and record an impairment loss. At September 30, 2022, no indicators of impairment exists.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone if met. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of September 30, 2022, none of which are exercised.

	Fair value	Capitalized at September 30, 2022
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	51,520
	$174,297	$167,602

At-the-market Equity Program
In May, 2022, we entered into an at-the-market distribution agreement, dated May 24, 2022 with J.P. Morgan Securities LLC and Cowen and Company, LLC as the sales agents (the "Distribution Agreement"), pursuant to which the Company established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to the Company of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Class A Common Stock sold under the ATM Program is registered with the SEC under the Company's effective shelf registration statement that permits the Company to issue various securities for proceeds of up to $2.0 billion. The Company issued 14,491,359 shares of Class A common stock during the nine-months ended September 30, 2022 for gross proceeds of $132.5 million, before $2.6 million of commissions and other direct incremental issuance costs, and, as of September 30, 2022, $217.5 million of Class A Common Stock is available for sale under the ATM Program. As of September 30, 2022, the Company may issue securities in the future for up to $1.65 billion under its shelf-registration statement, subject to customary underwriting and due diligence procedures.
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

	Three-months Ended September 30,
	2022	2021
Numerator:
Net loss	$(149,342)	$(109,844)
Denominator:
Weighted average Class A common shares outstanding	170,870,467	163,779,402
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	303,224,595	296,133,530
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.49)	$(0.37)

	Nine Months Ended September 30,
	2022	2021
Numerator:
Net loss	$(377,392)	$(332,909)
Denominator:
Weighted average Class A common shares outstanding	167,107,937	158,091,137
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	299,462,065	290,445,265
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(1.26)	$(1.15)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of September 30,
	2022	2021
Convertible senior notes	33,891,845	33,891,845
Stock options and warrants	30,555,194	31,185,282
Total	64,447,039	65,077,127
11. Stock Based Compensation
The 2020 Equity Incentive Plan (the “Plan”) is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). Also, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which Class A Common Stock may be issued. As of September 30, 2022, no shares have been issued under the ESPP.
Stock-based compensation expense is as follows (in thousands):

	Three-months Ended September 30,
	2022	2021
General and administrative expense	$3,908	$209
Research and development	7,258	834
Total	$11,166	$1,043

	Nine Months Ended September 30, 2022
	2022	2021
General and administrative expense	$6,099	$816
Research and development	11,327	3,262
Total	17,426	4,078
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

The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2021	17,695,560	1.44	5.6
Granted	346,700	11.26
Exercised	(186,491)	2.39
Forfeited	(270,561)	12.03
Balance as of September 30, 2022	17,585,208	1.48	4.6
The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

Nine Months Ended September 30, 2022
Expected term (in years)	6.3
Volatility	78.2% to 79.4%
Dividend yield	0.0%
Risk-free interest rate	2.94% to 3.37%
Common stock price	$8.75 to $9.59
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
Restricted stock awards
During the nine-months ended September 30, 2022, the Company granted employees, who rendered services during the year ended December 31, 2021 and were employees of the Company on the grant date, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of the year. The restricted stock unit awards vested on the grant date which resulted in stock-based compensation expense of $4.5 million recognized in the nine-months ended September 30, 2022. The Company’s founders declined to receive an award related to performance in 2021. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member will receive an annual RSU equal to $200,000 granted on the date of the Company’s annual shareholders’ meeting which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”).
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

The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	17,174	$13.47
Awarded	425,816	10.79
Vested	(428,240)	11.27
Forfeited	(1,016)	11.46
Unvested as of September 30, 2022	13,734	$12.92
Performance-based restricted stock awards
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs will be awarded to any new employee hired during 2022 and 2023 on a pro-rata basis based on a reduction in time of service. The number of shares subject to a Grantee’s PRSU award equals the Grantee’s PRSU Value divided by the closing price per Class A common share on the service inception date, or if the service inception date is not a trading day, the closing price per Share on the closest trading day immediately prior to the service inception date; in each case rounded down to the nearest whole number. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which will occur when each performance condition is achieved, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. As of September 30, 2022, the Company has approved and authorized PRSUs equal to 2,939,708 shares of Class A Common Stock with an aggregate PRSU value of $22.2 million. Recognition of stock-based compensation occurs when performance conditions are probable of achievement. Measurement of stock-based compensation attributed to the PRSU awards will be based on the fair value of the underlying Class A Common Stock once the grant date is determined (e.g., variable accounting). As of September 30, 2022, the Company determined that 50% of the PRSU Value is probable of achievement resulting in compensation expense of $9.6 million in the third quarter of 2022. Measurement of PRSU compensation expense is based on the closing price on the last day of the quarter ended September 30, 2022 multiplied by the outstanding approved and authorized PRSUs. The grant date of the PRSUs has not been determined and thus the PRSUs remain subject to variable accounting treatment.
12. Related Party Transactions
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors . Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the three-months ended September 30, 2022 and 2021, the Company incurred expenses for legal services rendered by Orrick totaling approximately $4.6 million and $0.7 million, respectively, and $7.7 million and $1.1 million for the nine-months ended September 30, 2022 and 2021, respectively.
13. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened material claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

During the nine months ended September 30, 2022, the Company entered into two lease agreements pertaining to an industrial facility located in Shanghai, China and commercial space dedicated to powertrain development and prototyping and vehicle tear-down, service technician training and minor service research in California, which commenced in the third quarter of 2022 resulting in initial recognition of lease liabilities and corresponding right of use assets totaling $12.5 million (a non-cash transaction). In addition, the Company entered into two lease agreements for Center+ properties located in Vienna, Austria and Copenhagen, Denmark to be used for test drives, service and deliveries of our vehicles to customers. The Vienna and Copenhagen leases have not commenced as of September 30, 2022 due to contractual terms that grant Fisker access to the premises in the fourth quarter of 2022 at which time Fisker may modify the properties to accommodate its operations. When the date of lease commencement is determined, the Company will determine the incremental borrowing rate and measure and recognize the lease liability and right of use asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report.
OVERVIEW
Fisker is building a technology-enabled, asset-light automotive business model that it believes will be among the first of its kind and aligned with the future state of the automotive industry. This involves a focus on vehicle development, customer experience, sales and service intended to change the personal mobility experience through technological innovation, ease of use and flexibility. The Company combines the legendary design and engineering expertise of Henrik Fisker to develop high quality electric vehicles with strong emotional appeal. Central to Fisker’s business model is the Fisker Flexible Platform Agnostic Design (“FF-PAD”), a proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on a third-party supplied EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s work to adapt the Fisker Ocean design to a base vehicle platform developed by Magna Steyr Fahrzeugtechnik AG & Co KG, a limited liability partnership established and existing under the laws of Austria (“Magna Steyr”), an affiliate of Magna. This development with Magna Steyr began in September 2020 and passed the first and second engineering gateways in November 2020 and March 2021, respectively and we are currently in the prototype building phase for production in November 2022. Fisker believes it is well-positioned through its global premium EV brand, its renowned design capabilities, its sustainability focus, and its asset-light and low overhead, direct to consumer business model which enables products like the Fisker Ocean to be priced roughly equivalent to internal combustion engine-powered SUV’s from premium brand competitors.
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
The Business Combination
Fisker was originally incorporated in the State of Delaware in October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp., formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Spartan completed its IPO in August 2018. In October 2020, the Business Combination and Spartan changed its name to Fisker Inc.
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
Commercialization
Fisker currently anticipates commencing production of the Fisker Ocean on November 17, 2022, with initial customer deliveries expected shortly thereafter. In July 2022, Fisker began accepting deposits for up to 5,000 orders of the launch edition Fisker Ocean One, which required $5,000, or approximate local currency equivalent, down payments. In response to the Inflation Reduction Act, Fisker accepted orders for Fisker Oceans prior to August 16, 2022, the date of enactment. As of November 2, 2022, we have over 62,000 Fisker Ocean reservations and orders and over 5,000 Fisker PEAR reservations, net of cancellations.
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
Regulatory Landscape
Fisker operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “Information about Fisker—Government Regulation and Credits.” For example, depending on the national political situation, a federal tax credit may be available to U.S. purchasers of Fisker vehicles, which would lower the effective estimated purchase price of the base Fisker Ocean model. Previously, this credit was a maximum of $7,500, which could bring the Fisker Ocean price below $30,000.Subject to pending implementation guidance from the US Treasury Department and international discussions with the EU, the Inflation Reduction Act of 2022, as adopted, introduced North American final assembly and battery component requirements that make Fisker Ocean customers in the US, without a binding order pre-dating adoption of the Act, ineligible for the clean vehicle credit. Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. From time to time, governments may change the economic incentives to purchasers of EVs which could impact Fisker customers. For example, recent German and US legislative efforts could reduce or eliminate federal tax incentives available for purchasers of Fisker vehicles in those markets. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it may have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.

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
Revenues
Fisker intends to commence production of its Fisker Ocean on November 17, 2022 and expects it will deliver a commercial fleet of 15 vehicles in the fourth quarter of 2022, and, following EPA and European certifications, deliveries to retail customers in 2023. Vehicle sales, related options and accessories will be our primary source of revenue while sales of Fisker branded apparel and goods will be an ancillary source of revenue.
Cost of Goods Sold
Fisker will record cost of goods sold from vehicle sales in the fourth quarter of 2022. Cost of goods sold will comprise mainly of vehicle components and parts, including batteries, labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses. Lower volumes of production in the fourth quarter of 2022 and the first half of 2023 will cause Fisker to evaluate whether inventory costs per vehicle exceed net realizable values as each vehicle produced will bear a higher proportion of our fixed manufacturing costs.
General and Administrative Expense
General and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions, advertising and marketing expenses, and expenses for outside professional services, including legal, accounting and other advisory services.
Fisker is expanding its personnel headcount. Accordingly, Fisker expects its general and administrative expenses to increase in the near term and for the foreseeable future. For example, the company expects general and administrative expenses, excluding stock-based compensation expenses (refer to non-GAAP financial measure discussed below), in the year ended December 31, 2022 to range between $105.0 million and $120.0 million as compared to $42.4 million in the year ended December 31, 2021. Upon commencement of commercial operations, Fisker also expects general and administrative expenses to include facilities, marketing and advertising costs.
Research and Development Expense
To date, Fisker’s research and development expenses have related to the development and design of the Fisker Ocean model and production of prototype and PTO vehicles tested for safety and homologation in advance of the start of vehicle production in the fourth quarter of 2022. As Fisker ramps up for commercial operations, it anticipates that research and development expenses will increase for the foreseeable future as the Company expands its hiring of engineers and designers and continues to invest in new vehicle model design and development of technology. For example, the company expects research and development expenses, excluding stock-based compensation expenses (refer to non-GAAP financial measure discussed below), in the year ended December 31, 2022 to range between $330.0 million and $380.0 million as compared to $286.9 million in the year ended December 31, 2021.
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
Results of Operations
Comparison of the Three-Months Ended September 30, 2022 to the Three-Months Ended September 30, 2021
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three-Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$14	$15	$(1)	(7)%
Cost of goods sold	6	16	(10)	(63)%
Gross Margin	8	(1)	9	(900)%
Operating costs and expenses:
General and administrative	22,102	10,273	11,829	115%
Research and development	117,885	99,291	18,594	19%
Total operating costs and expenses	139,987	109,564	30,423	28%
Loss from operations	(139,979)	(109,565)	(30,414)	28%
Other income (expense):
Other income (expense)	270	(84)	354	(421)%
Interest income	3,075	155	2,920	n.m.
Interest expense	(4,693)	(2,147)	(2,546)	119%
Foreign currency gain/(loss)	(7,285)	1,797	(9,082)	n.m.
Unrealized loss recognized on equity securities	(730)	—	(730)	n.m.
Total other income (expense)	(9,363)	(279)	(9,084)	n.m.
Net Loss	$(149,342)	$(109,844)	$(39,498)	36%
n.m. = not meaningful.
Revenue and cost of goods sold
In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $14 thousand with related costs of goods sold of $6 thousand resulting in a gross profit of $8 thousand during the three month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.

General and Administrative
General and administrative expenses increased by $11.8 million or 115% from $10.3 million during the three months ended September 30, 2021 to $22.1 million during the three month period ended September 30, 2022, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, professional fees and marketing and advertising. Professional fees expense was approximately $1.4 million for the third quarter of 2022 compared to approximately $1.3 million for the same period in 2021. Marketing and advertising efforts resulted in expense of $1.9 million for the third quarter of 2022 compared to minimal efforts in the corresponding third quarter of 2021 as the Company implemented its marketing strategies in the fourth quarter of 2021. General and administrative expenses includes stock-based compensation expense of $3.9 million and $0.2 million for three-months ended September 30, 2022 and 2021, respectively. General and administrative expenses will increase during the remainder of the 2022 fiscal year as the Company continues to increase its workforce, engage with advisors to establish global strategies for direct and indirect taxes, and implementing entity-wide changes in its IT systems. Overall, total headcount for the Company increased to approximately 700 employees as of October 31, 2022, compared to 327 employees as of December 31, 2021.
Research and Development
Research and development expenses increased by approximately $18.6 million or 19% from $99.3 million during the three months ended September 30, 2021, to $117.9 million during the three months ended September 30, 2022. The increase primarily relates to higher headcount and achievement of key milestones in engineering and development of the design of components as the Company moves towards the planned start of production on November 17, 2022. In the third quarter of 2022, we continued the development phase of our prototype Fisker Oceans, which includes the purchase and expense of $31.0 million of prototype parts, and testing and validation. In addition, we began trial production runs to assemble vehicles using our tooling and equipment. The vehicles produced will be used for engineering testing, establishing and optimizing vehicle assembly and manufacturing processes, and homologation as we complete the final steps toward achievement of pre-serial production. The third quarter of 2022 reflects higher research and development expenses as our last major design milestones were met. Reductions in research and development efforts for the Fisker Ocean over the remainder of 2022 are expected to be offset by increases in the development efforts associated with the Fisker PEAR and Ronin, and our engineers who worked on the Fisker Ocean will be deployed to work on these new vehicle programs . Research and development expenses includes stock-based compensation expense of $7.3 million and $0.8 million for the three-months ended September 30, 2022 and 2021, respectively.
Interest Expense
Interest expense amounted to $4.7 million and $2.1 million during the three months ended September 30, 2022 and 2021, respectively due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. Interest expense in the subsequent three-month period throughout calendar year 2022 will approximate $4.5 million, including accretion of debt issuance costs.
Foreign Currency Gain (Loss)
The Company recorded foreign currency loss of $7.3 million during the three months ended September 30, 2022, compared to gains of $1.8 million during the three-months ended September 30, 2021, due to remeasurement losses on Euro-denominated monetary assets caused by weakening Euro currency rates. For the remainder of 2022, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gains Recognized on Equity Securities
Unrealized losses recognized on equity securities still held as of September 30, 2022 totaled $0.7 million for the three-months ended September 30, 2022.
Net Loss
Net loss was $149.3 million during the three-months ended September 30, 2022, an increase of approximately $39.5 million from a net loss of $109.8 million during the three-months ended September 30, 2021, for the reasons discussed above.

Comparison of the Nine-Months Ended September 30, 2022 to the Nine-Months Ended September 30, 2021
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Nine-Months EndedSeptember 30
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$36	$65	(29)	(45)%
Cost of goods sold	25	47	(22)	(47)%
Gross Margin	11	18	(7)	(39)%
Operating costs and expenses:
General and administrative	61,615	24,012	37,603	157%
Research and development	290,505	171,807	118,698	69%
Total operating costs and expenses	352,120	195,819	156,301	80%
Loss from operations	(352,109)	(195,801)	(156,308)	80%
Other income (expense):
Other income (expense)	(553)	(98)	(455)	n.m.
Interest income	4,693	415	4,278	n.m.
Interest expense	(13,827)	(2,147)	(11,680)	n.m.
Change in fair value of derivatives	—	(138,436)	138,436	(100)%
Foreign currency gain/(loss)	(9,956)	3,158	(13,114)	n.m.
Unrealized loss recognized on equity securities	(5,640)	—	(5,640)	n.m.
Total other income (expense)	(25,283)	(137,108)	111,825	(82)%
Net Loss	$(377,392)	$(332,909)	(44,483)	13%
n.m.= not meaningful.
Revenue and cost of goods sold
In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Sales of branded apparel and goods totaled $36.0 thousand with related costs of goods sold of $25.0 thousand resulting in a gross profit of $11.0 thousand during the nine-month period. Merchandise sales are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations once Fisker commences production and commercialization of its vehicles.
General and Administrative
General and administrative expenses increased by $37.6 million or 157% from $24.0 million during the nine-months ended September 30, 2021 to $61.6 million during the nine-months ended September 30, 2022, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, and stock based compensation. Professional fees expense was approximately $10.9 million for the nine-months ended September 30, 2022 compared to approximately $4.2 million for the same period in 2021. Marketing and advertising efforts resulted in expense of approximately $7.6 million for the nine-months ended September 30, 2022 compared to minimal efforts in the corresponding period of 2021 as the Company implemented its marketing strategies in the fourth quarter of 2021. General and administrative expenses includes stock-based compensation expense of $6.1 million and $0.8 million for the nine-months ended September 30, 2022 and 2021, respectively.

Research and Development
Research and development expenses increased by $118.7 million or 69% from $171.8 million during the nine-months ended September 30, 2021, to $290.5 million during the nine-months ended September 30, 2022. The increase primarily relates to higher headcount and achievement of key milestones in engineering and development of the design of components as the Company moves towards the planned start of production on November 17, 2022. During 2022, we completed the development phase of our prototype Fisker Oceans, which includes the purchase and expense of $89.1 million of prototype parts, and testing and validation. In addition, we began trial production runs to assembly vehicles using our tooling and equipment. The vehicles produced will be used for engineering testing, establishing and optimizing vehicle assembly and manufacturing processes, and homologation as we complete the final steps toward achievement of pre-serial production. The nine-months ended September 30, 2022 reflects higher research and development expenses as our last major design milestones were met. Reductions in research and development efforts for the Fisker Ocean over the remainder of 2022 are expected to be offset by increases in the development efforts associated with the Fisker PEAR and Ronin, and our engineers who worked on the Fisker Ocean will be deployed to work on these new vehicle programs. Research and development expenses includes stock-based compensation expense of $11.3 million and $3.3 million for the nine-months ended September 30, 2022 and 2021, respectively.
Interest Expense
Interest expense amounted to $13.8 million and $2.1 milion during the nine-months ended September 30, 2022 and 2021 due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. Interest expense in the subsequent three-month period throughout calendar year 2022 will approximate $4.5 million, including accretion of debt issuance costs.
Change in Fair Value of Derivative
During nine-months ended September 30, 2021, the Company’s public and private warrants were outstanding resulting in a non-cash fair value adjustment of $138.4 million. No gain or loss was recognized during the nine-months ended September 30, 2022. The public and private warrants were exercised or redeemed and no longer outstanding by the end of the second quarter of 2021.
Foreign Currency Gain (Loss)
The Company recorded foreign currency losses of $10.0 million during the nine-months ended September 30, 2022, compared to gains of $3.2 million during the nine-months ended September 30, 2021, due to remeasurement losses on Euro-denominated monetary assets, including Euros purchases, caused by weakening Euro currency rates. For the remainder of 2022, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gains Recognized on Equity Securities
Unrealized losses recognized on equity securities still held as of September 30, 2022 totaled $5.6 million for the nine-months ended September 30, 2022.
Net Loss
Net loss was $377.4 million during the nine-months ended September 30, 2022, an increase of approximately $44.5 million from a net loss of $332.9 million during the nine-months ended September 30, 2021, for the reasons discussed above.
Liquidity and Capital Resources
As of the date of this Form 10-Q, Fisker has yet to generate any revenue from its core business operations. To date, Fisker has funded its capital expenditures and working capital requirements through equity and convertible notes, as further discussed below. Fisker’s ability to successfully commence its primary commercial operations and expand its business may depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of September 30, 2022, Fisker’s cash and cash equivalents amounted to $824.7 million.

In May 2022, we entered into the Distribution Agreement, pursuant to which Fisker established an ATM Program. Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to Fisker of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Company issued 14,491,359 shares of Class A common stock during the nine-months ended September 30, 2022 for gross proceeds of $132.5 million, before $2.6 million of commissions and other direct incremental issuance costs, and, as of September 30, 2022, $217.5 million of Class A Common Stock is available for sale under the ATM Program.
In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 8. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of September 30, 2022.
Fisker expects its capital expenditures and working capital requirements to increase substantially in the fourth quarter of 2022 and beyond, as it progresses toward production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. Fisker believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-Q. Fisker may, however, need additional cash resources, including proceeds from the sale of up to $217.5 million of Class A common stock under the ATM Program, to fund its operations until it commences serial production levels of the Fisker Ocean due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments such as the collaboration on “Project PEAR” with Foxconn announced in February 2021. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, Fisker may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Fisker expects, Fisker may be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	( in thousands)
Net cash used in operating activities	$(341,430)	$(160,377)
Net cash used in investing activities	(167,256)	(81,828)
Net cash provided by financing activities	$130,943	$651,458
Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As Fisker continues to accelerate hiring in line with production of the Ocean, Fisker expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business. Lease commitments as of September 30, 2022, will result in cash payments of $2.6 million for the remainder of 2022, and $11.3 million for 2023, and $53.5 million for 2024 and thereafter. Structural improvements are required before Fisker can use its Fisker Lounges in the U.S. and Europe for its intended purposes. The timing for completion of the structural improvements is expected in the first half of 2023. During 2022, Fisker entered into a lease for commercial space dedicated to powertrain and battery research and development, which will be customized for Fisker's use, an industrial facility in Shanghai, China and Center+ locations based in Vienna, Austria and Copenhagen, Denmark for deliveries of our vehicles to our customers. In total, Fisker is projecting to use between $435.0 million and $500.0 million for combined SG&A and R&D activities during 2022.

Net cash used in operating activities increased by approximately $181.0 million from $160.4 million during the nine-months ended September 30, 2021 to $341.4 million during the nine-months ended September 30, 2022.
Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment. During the nine-months ended September 30, 2022, the Company acquired assets related to development of the Fisker Ocean and production of its parts that benefit our vehicle program development in future periods that totaled $157.3 million compared to $81.8 million during the nine-months ended September 30, 2021. Fisker continues to expect 2022 capital expenditures for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure to range between $280 million and $290 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment begins to be installed at both vehicle assembly and supplier facilities over the remainder of 2022.
Fisker used cash of $167.3 million for investing activities during the nine-months ended September 30, 2022, compared to $81.8 million during the corresponding nine-months ended September 30, 2021.
On July 28, 2021, the Company made a $10 million commitment for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The merger closed in the first quarter of 2022 which triggered our investment commitment resulting in a $10 million cash payment to acquire 1,000,000 class A common shares of Allego (NYSE: ALLG). Fisker was the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe.
Cash Flows from Financing Activities
Through September 30, 2022, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $130.9 million during the nine-months ended September 30, 2022, which was primarily due to the proceeds from the issuance of the ATM equity program of $132.5 million as well as aggregate proceeds from the exercise of stock options and collection of related statutory withholding taxes of $2.1 million. Net cash from financing activities was $651.5 million during the nine-months ended September 30, 2021 reflecting the proceeds of $667.5 million from the sale of convertible senior notes due in 2026, before payments for debt issuance costs of $8.5 million and $96.8 million for the purchase of a capped call option, as well as proceeds of $89.0 million from public warrant holders who exercised 7,733,400 warrants to acquire a corresponding equal number of Class A common stock.
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

	Three-Months Ended September 30,
	2022	2021
GAAP Loss from operations	(139,979)	(109,565)
Add: stock based compensation	$11,166	$1,043
Non-GAAP Adjusted loss from operations	$(128,813)	$(108,522)

	Nine Months Ended September 30,
	2022	2021
GAAP Loss from operations	(352,109)	(195,801)
Add: stock based compensation	17,426	4,078
Non-GAAP Adjusted loss from operations	$(334,683)	$(191,723)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.
Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b)under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, we continue to implement a new Enterprise Resource Planning (“ERP”) system, which replaced our existing financial systems and is designed to improve the efficiency and effectiveness of the Company’s financial reporting and business processes as well as provide timely information to our management team. In connection with this ERP implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. While we do not believe the ERP implementation will have an adverse effect on our internal controls over financial reporting, we will continue to evaluate control changes as part of our assessment of control design and effectiveness throughout 2022. Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results. For example, recent German and U.S. legislative efforts, including the Inflation Reduction Act, could reduce or eliminate federal tax incentives available for purchasers of Fisker vehicles in those markets.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2022

FISKER INC.

By:	/s/ Dr. Geeta Gupta-Fisker
Name:	Dr. Geeta Gupta-Fisker
Title:	Chief Financial Officer and Chief Operating Officer