Form 10-K
period 2022-12-31
Fisker Inc./DE
filed 2023-03-01
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,392.0 million as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 27, 2023 the registrant had 187,655,512 shares of Class A Common Stock, par value $0.00001 per share and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FISKER INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Our first model, the all-electric Fisker Ocean, has already garnered many awards for its design. As of February 24, 2023, we have received approximately 65,000 Fisker Ocean reservations and orders (including retail and fleet) and approximately 5,600 Fisker PEAR reservations, net of cancellations.

The Fisker Ocean is an all-electric SUV and targets the large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model, such as the BMW 3 Series or Tesla Model 3) of the SUV market. The Fisker Ocean is a five-passenger vehicle with an estimated range, depending on specification, of between 250 and a class-leading 350-miles (depending on the customer’s chosen battery pack, driving conditions, wheel size and testing procedures). The top trim Fisker Ocean Extreme is expected to price in the U.S. at $68,999 offering an estimated class-leading range of 350 miles, premium amenities, performance, and several industry-first features. Advanced electric powertrain technology, state-of-the-art advanced driving assistance system capabilities, and several industry-first features, combined with an innovative and timeless design, are delivered through advanced software-based user interface enabling a totally re-imagined customer experience. We have also designed the Fisker Ocean for affordability. The well-equipped Fisker Ocean Sport is expected to price in the U.S. starting at $37,499. The all-wheel drive Fisker Ocean Ultra, with expected U.S. pricing starting at $49,999, is expected to deliver class-leading range of 340 miles and many compelling features. Our Fisker Ocean is made with a high degree of sustainability, measured across the full vehicle life-cycle. We have prioritized proximity of suppliers and materials, and emphasize recycled and bio-based content. Our vehicle is produced in a carbon-neutral factory and we are working hard to provide renewable energy sourced charging options and will have options for remanufacturing, re-using and recycling over 90% of our vehicle, when it finally comes off the road.Overall, we believe Fisker Ocean is positioned as a highly competitive and affordable all-electric SUV delivering premium styling and features.
Our goal is to revolutionize how customers view personal mobility and vehicle ownership by employing an innovative customer-focused, seamless buying experience. We have a go-to-market strategy with both web-and app-based digital sales, loan financing approvals, leasing, and service management tools with limited reliance on traditional physical “sales-and-service” dealer networks. Prospective customers would be able to “touch and feel” the vehicles at immersive Fisker Lounges and Center + locations, which we anticipate will initially be located in key strategic locations across the United States and Europe. These centers will utilize dynamic augmented and virtual reality for customers to experience the vehicles, their technology, and sustainability features. Fisker believes that this customer-focused approach will drive user engagement in our products, brand and technology, and result in positive customer experiences. Such customer satisfaction, Fisker believes, should result in brand loyalty.
Through our FF-PAD proprietary process combined with rapid product development decision-making and an intense focus on supply chain management, we intend to significantly reduce the capital intensity and investments typically associated with a new car manufacturing business, accelerate the development cycle of new products, and expedite the adoption of advanced technology in several ways, including:
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
•Magna collaboration. We entered into a cooperation agreement with Magna International Inc. (“Magna”), an industry-leading supplier, technology partner and manufacturer of premium high-quality vehicles. The cooperation agreement sets out the main terms and conditions for certain operational agreements related to platform sharing, component sourcing and manufacturing for the Fisker Ocean. By working with a proven contract manufacturer such as Magna Steyr, we accelerated our time to market, reduced risk for quality vehicle assembly, and gained access to an established global supply chain. We previously entered into a Non-Exclusive Car Platform Sharing Agreement with a Magna International subsidiary and while that agreement remains in force, we have substantially modified and re-engineered Fisker's FM29 Platform and can commercialize it accordingly.
•Fisker EV Platforms. We created FM29, a unique EV platform, that has unique Fisker intellectual property. Our proprietary FF-PAD process is hardware agnostic which will enable us to collaborate with multiple suppliers for development of new, advanced EV platforms. Fisker FM29 Platform is a premium, cross-over SUV platform developed for global markets that we are exploring to adapt into other derivatives, such as a pickup truck (Project Alaska). FP28 (Project PEAR) is a cost-efficient platform which we plan to adapt into other potential derivatives. A third platform is under development (Project Ronin) for high-end luxury vehicles at low volumes.

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
•Developing a digitally-driven, hassle-free sales and service experience. We believe that our digital, direct-to-customer sales model reflects today’s changing customer preferences and is superior to “traditional” capital intensive and costly automotive sales models. Our proprietary Flexee App will enable vehicle configuration, seamless digital sales and vehicle delivery. We have partnered with established North American and European service providers to create a hassle-free, app-based service experience for our customers.

Fisker’s Manufacturing Approach
We decided to seek out partnerships with existing manufacturers rather than constructing new production capacity. On June 12, 2021, we executed a binding Contract Manufacturing Agreement with Magna Steyr Fahrzeugtechnik AG & Co KG (“Magna Steyr”) for manufacture of the Fisker Ocean and on May 13, 2021 entered into Project PEAR Cooperation Framework Agreement with AFE, Inc. (a US subsidiary of Foxconn Technology Group) which contemplates that Fisker and Foxconn will enter into a contract manufacturing agreement for manufacture of the Fisker PEAR in the United States. This contract manufacturing approach is intended to lower our upfront costs, while also supporting our ESG mission by reducing the carbon footprint of our operations.
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
•Ramp production and deliveries of the Fisker Ocean. We expect to complete homologation testing in March 2023 followed by regulatory approvals. We anticipate commercial sales will commence shortly thereafter.
•Re-imagine the customer experience for personal transportation and car ownership. We believe immense opportunities exist to re-imagine the customer experience for personal transportation and car ownership. We plan to continue to design EVs that will be differentiated in the marketplace by proprietary design innovation and a customer experience delivered through a state-of-the-art, software-based UI. We plan to also continue to develop our proprietary Flexee App to improve the customer experience throughout the entire personal transportation lifecycle. In addition,we are designing our EV’s to be compliant with the CCS standard. This will allow our vehicles to charge with existing public charging infrastructure in Europe and North America. We have executed charging network agreements with ChargePoint in North America and an eMobility Service Provider in Europe to be announced soon.
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
Fisker’s Vehicles

FISKER
AL MERRICK
AL MERRICK
OCEAN
CALIFORNIA
FISKER

Our first vehicle will be the Fisker Ocean, an all-electric premium SUV that is expected to have a starting base price of $37,499 in the U.S. market before any incentives are applied. The Ocean will have at least three option packages, with base prices anticipated to range from $37,499 (Fisker Ocean Sport) to approximately $68,899 (Fisker Ocean Extreme and limited-edition Fisker Ocean One) for the most highly-contented trim level. This allows customers with different preferences and means to find a vehicle and price that fits their needs. We revealed these option packages at the Los Angeles Auto Show in November 2021.
Based on our internal simulations, we believe the electric range of the Fisker Ocean will span 250 to over 350 miles, depending on the customer’s chosen battery pack, driving conditions, wheel size and testing procedures (e.g., EPA cycle vs. WLTP cycle). We believe our software engineers have the ability to optimize the vehicles’ proprietary battery management system and other technical aspects of the battery system to potentially offer longer-range versions. The company's industry-leading basic warranty of six years, 100,000 kilometers; powertrain warranty of 10 years, 160,000 kilometers; and battery warranty of 10 years, 160,000 kilometers (whichever comes first in all cases) will be supported by service centers throughout the region. For service, the company is offering at-home vehicle pick-up, or Fisker Mobile Service, for customers who prefer skilled technicians to come to them. The Fisker Ocean warranty also includes corrosion coverage and roadside assistance.
The Fisker Ocean has many selling points that will set Fisker apart from its competitors, including:
•California Mode. Patented California Mode delivers an open-air experience with the push of one button. California Mode enables all of the vehicle’s windows – side windows, sunroof and the rear hatch window – to open simultaneously. This feature allows for long items (like a surfboard) to be transported by placing them through the rear window without having to drive with an open hatch. This feature will not work as well on an ICE vehicle as exhaust fumes could enter the cabin.
•Extra wide track. For the size of the vehicle and category, we believe the Ocean’s extra wide track will, among other technical features, give the Ocean best-in-class ride and handling while maintaining the same tire aspect ratios. The wide track on sports cars contribute to a visually powerful “stance,” and we believe this will further distinguish the Ocean’s design. It has also allowed for a more dramatically sculptured body side design and, combined with the dynamic silhouette, we believe it has achieved a class-leading aesthetically arresting and emotional design.
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
•Autonomy. We believe autonomous driving technology will ultimately be regulated, produced in high volume by a few large automotive companies, and be available to everyone. We believe we will be able to offer state-of-the-art autonomous driving features through a partnership with industry-leading OEMs and tier-one automotive suppliers. The Ocean will be launched with Fisker Intelligent (FI) Pilot, which will deliver industry-unique features and experiences, including over-the-air updates. The Ocean is engineered with hardware to support future upgrades, higher levels of autonomy and advanced driver assistance features, delivered through post-production software-based updates. Fisker and Magna are working together to develop an industry-unique feature set and a suite of software packages powered by a scalable domain controller architecture. We intend to equip Fisker Ocean with a class-competitive suite of Advanced Driving Assistance features supported by a sensor suite that includes state-of-the-art computer vision technology and digital imaging radar.
•Solar roof. The Fisker brand is a pioneer in full length curved solar roof design and integration into a passenger vehicle. We believe that we can continue this leadership and will be providing an optional solar roof with state-of-the-art PV solar cells. The solar roof makes a strong personal statement for those customers that want to fully optimize for zero emissions and sustainability.
•Vegan interior. We offer a full vegan interior in the Fisker Ocean without any leather or animal sourced materials.
•Recycled materials throughout the vehicle. Sustainability is represented throughout the Fisker Ocean. Specifically, the interior has carpeting and acoustical backing made from recycled polyester and recycled nylon, seating made from recycled plastic bottles, and coatings derived from plant-based materials. Like our carbon neutral manufacturing, some of our key suppliers also produce materials through full carbon neutral processes.
•Sustainability. We designed the Fisker Ocean to be the world’s most sustainable vehicle, measured through the entire life cycle, from upstream sourcing of low carbon and recycled materials, through logistics, manufacturing, use phase and re-use and recycling when the vehicles finally come off the road. Use of recycled materials is enhanced by other features, such as offering a full-length solar roof, and the fact that we are using existing manufacturing rather than building new plants as part of our asset-light strategy. In addition, we work with our suppliers to source and produce through highly sustainable methods. The sustainability features extend to the full vehicle, where Fisker utilizes innovative materials. Our available Solar Sky roof can add over 1,500 miles of clean, free charging from the sun and materials that reinforce our focus on recycling and reuse. For example, through the reuse of tire manufacturing by-products, recycled and bio-based materials, we significantly reduce the amount of process waste that would otherwise go to landfill and reduce the overall CO2 footprint of the Fisker Ocean. We are also working with suppliers who recover and repurpose materials such as plastics and carbon fiber. These suppliers recover materials that are landfill and ocean-bound, such as plastic bottles and fishing nets, and reprocess them into automotive grade feedstock which can then be used to produce new interior trim, fabrics, acoustic backing, and moldings. In doing so, we reinforce our requirement to minimize ‘new’ hydrocarbon-based feedstock, while simultaneously providing an outlet for, and supporting, those suppliers who are investing in ocean clean up and potentially landfill commodities as an alternate source of raw material.
Fisker has plans to introduce three more vehicles by the end of 2025. For these vehicles, we plan to use our own platforms and in-house FF-PAD with one or more industry-leading OEMs and suppliers.

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

Edge Computing Platform

MUSIC SERVICE
SMART CITY SERVICE
CHARGING SERVICE
ROUTING SERVICE
FISKER CLOUD
CLOUD COMPUTE
EXTERNAL SERVICES CONTROLLER
EVENT HANDLER
DB
FLEET EDGE CONTROLLER
FISKER SECURE GATEWAY
UI
DOMAIN CONTOLLER 1
DOMAIN CONTOLLER 2
DOMAIN CONTOLLER n
EDGE COMPUTE NODE
SENSOR 1
SENSOR 2
SENSOR n
VEHICLE NETWORK

Through edge computing and 4G, later ultra-low latency 4G connectivity, it also becomes possible for cloud computing resources to be used as a seamless extension of the computing power in the car. Continuous software updates, both for embedded systems in the car and functions hosted in the cloud, let the digital car grow and become smarter over its lifetime. Fisker automotive design is meeting all functional safety requirements outlined by ISO 26262 and SO/SAE 21434 which covers security management, and cybersecurity within the Fisker product development lifecycle.
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

Sales-Go To Market Strategy
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
We expect to sell approximately 50% of our vehicles into this segment.

Value segment
Focus on price and value proposition—customers will buy vehicles in this segment when the purchase price and cost of maintaining/running fits the budget and is better than an ICE vehicle.
Yet to be dominated by any auto maker.

We believe we will penetrate the upper end of this segment by offering a compelling and differentiated price/ performance vehicle, compared to other traditional car makers struggling to compete due to lack of volume pricing.
We expect to sell approximately 10% of our vehicles into this segment.

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
Our co-founder Henrik Fisker’s reputation, our collaboration with Magna and our roll-out of the Fisker Ocean generated significant media coverage of the company and its vehicles, and we expect brand awareness to expand with the achievement of each major company milestone. Media coverage and word-of-mouth have been the primary drivers of Fisker’s sales leads, helping us achieve a high volume of reservations without traditional marketing efforts and with a relatively low marketing budget. We plan to continue to expand our social media presence as a key part of our marketing efforts in future periods. Additionally, Mr. Fisker intends to increase his personal engagement on social media in order to make potential customers feel they hear directly from our founder’s “voice.” In addition, we plan to attend global events and open Fisker Lounges and Center + to give the opportunity for more potential buyers to experience its vehicles. We are also planning a distinctive new customer rewards program and a unique customer retention engagement program.
We intend to offer third-party insurance to our customers to provide for insurance against certain risks, including auto liability and physical damage.
Direct Sales, Service, and Vehicle Financing
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
We believe we will be able to quickly build our brand on a global scale and retain our future customers through direct customer interaction. In addition, we plan to launch a loyalty program catered to our customers’ interests and lifestyles. Our tiered approach will bring valuable perks and awards to our loyal base while incentivizing customer engagement and referrals. This program is a unique rewards program that resembles successful programs used in other industries.
We are also planning to offer both financing and insurance of our vehicles directly through our digital platforms. We believe we can reduce the total cost of ownership for our customers and potentially generate additional sources of revenue by providing both financing and insurance for our vehicles. We intend to offer branded financing directly to consumers by commencing with retail installment financing arranged through financial services partners in different countries. In the future, we expect to add leasing solutions, which could include flexible options such as a non-fixed term Flexee lease to facilitate new usage models and increase consumer EV adoption.
We plan to keep introducing new direct-to-customer programs and services to further define our customer experience. As described elsewhere, we also plan to keep Fisker’s lean sales, finance, and service model in order to offer great value to our customers regardless of the segment we enter.
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
Our vehicles are designed to have no “first mandatory service” as our vehicles will not need such a service. We expect service will be needed for mainly two reasons: (1) a fault shows up in the on-board diagnostics/request to go to service or (2) the customer notices something needs to be “fixed” and service is needed. In each case, we will be alerted by either the vehicle’s on-board diagnostics or the customer and we will then pick up the customer vehicle at an agreed time and place, service the vehicle and bring it back at an agreed time and place. We expect we will eventually be able to conduct pick-up and delivery without the customer being physically present, using a digital key and a location map.
Our efficient service model will be performed in conjunction with select service partners. We believe this service model delivers a better, faster, and more convenient customer experience. We also believe this model drastically reduces cost, as we do not need to construct and operate dealerships at which to perform service.
We plan to have several company-owned service centers for more technically challenging cases, which will be strategically placed across our geographies.

Fisker Added Value
Because our vehicles will adopt much of the base engineering of an established platform, we intend to focus our design and engineering efforts exclusively on what differentiates our product from the competition, leaving the “reinvention of the wheel” to competitors with the time, the money, and the inclination to do so.
Key among the attributes defining Fisker-brand design and engineering is exterior and interior design language. The Fisker Ocean will establish the look and feel of Fisker products going forward—an evolution of the design language Henrik Fisker developed over his career and with which he has become synonymous. A key element of this design language is the broad shouldered, “muscular” stance of the vehicle. In creating an exterior design with these proportions, our team has taken some key decisions intended to move typical autobody engineering solutions, such as a fixed hood, to a position more relevant to EVs. Not only will this give our vehicles a distinctive, unique look, it also simplifies an otherwise complex manufacturing build tolerance issue. This approach provides greater control of the front-end package and removes certain hardware, ultimately facilitating our desire to design a vehicle with class-leading frontal high-speed impact and pedestrian impact safety.
The Fisker Ocean will also introduce many proprietary customer-focused features. An example is our patented California Mode, a feature that allows for all door windows, the sixth light in the rear quarter, the glazed roof, and the tailgate glass to be fully opened with a single press of one control. Not only does this provide the ideal combination of convertible “openness” with fixed roof safety and security, but it also adds utility to the vehicle, allowing long cargo to be carried through the open tailgate glass.
Fisker-brand design and engineering also encompasses our goal to build the world’s most sustainable vehicles. On the exterior of the vehicle we plan to install one of the largest automotive solar roof installations currently available. Our internal simulations indicate that this feature has the capability to deliver annually the equivalent of up to 1,500 miles of completely carbon free miles in optimum conditions. The technology behind this system is state of the art photovoltaic (“PV”) cells, incorporated into a uniquely designed opening roof.
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
Customers and Backlog
Since we first opened our reservation system for the Ocean, we have offered prospective customers the opportunity to make a reservation with the flexibility to cancel at any time. Our retail reservation system is driven through our app and website, with each vehicle reservation requiring a $250 deposit for the first reservation, and $100 fully refundable deposit for the second reservation. In the event that someone wishes to cancel the first reservation, there is a 10% charge ($25) to cover third party and administrative costs for processing the refunds in a timely and secure manner. The retail reservations and cancellations are enabled by our mobile and web Fisker Flexee app, and our potential customers make their reservation and cancellation directly on these automated platforms. A second type of reservation are those made by corporations and fleet operators. We devote significant time and resources to our fleet customers, ensuring the Ocean is the right choice for their business. As of February 24, 2023, we have received approximately 65,000 Fisker Ocean reservations and orders (including retail and fleet) and approximately 5,600 Fisker PEAR reservations, net of cancellations. As we make more details of the Ocean available and our brand profile increases, we would expect both retail and fleet reservations to organically increase. Further, as we get closer to deliveries, we will be working with our prospective customers to transition their reservation into a contracted order. This would include the detailed vehicle specification (model series, color etc.) and delivery date.
Research and Development
Our research and development activities primarily take place at the following Fisker facilities in Manhattan Beach, San Francisco, and Culver City, California and our partners’ facilities.
The majority of our current activities are primarily focused on the research and development of our EVs and software technology platforms. We undertake significant testing and validation of our products in order to ensure that we will meet the demands of our future customers. We are working with various strategic partners to bring Fisker Ocean and other future EV models into commercialization.
Sustainability Actions
As demonstrated in our vision and mission, we are committed to sustainability, which includes our dedication not only to the environment, but also our communities and other stakeholders. ESG is foundational to Fisker and, as a purpose driven company, it is embedded in everything we do. We engage with our community through direct actions such as beach clean-ups and employee food drives. We are currently evaluating incentive and other programs to support sustainability and social accountability throughout our corporate activities.
Fisker’s Commitment to Building a Leading ESG, Digital Mobility Company
Our commitment is to build the world’s leading, digital-first, next generation mobility company. We are building towards that vision with a commitment to a broad foundation of environmental, sustainability and ethical governance policies. Through this approach, we believe we will create a company that can better serve the needs of all our stakeholders and ultimately deliver greater returns.
We are committed to leading the automotive industry in alignment with our mission, from the thorough analysis of the full life-cycle impact of our vehicles to creating solutions that minimize our carbon footprint and ensuring we responsibly source all of our materials. Our focus is on the total environmental and social impacts of our business throughout our supply chain. We seek to optimize our internal practices and build mutually beneficial relationships with the communities in which we operate.
We have set strong performance standards through our policies, such as our Human Rights and Labor Policy and our Responsible Supplier Policy, including conflict materials chain of custody, of which we will validate. We have aligned with the United Nations Sustainable Development Goals (UNSDG’s), as a guidance framework for our internal targets and are using Sustainability Accounting Standards Board (SASB) requirements for measurement and reporting of our vehicles and related metrics. Through dedicated work streams and detailed research with investors, we are focused on providing best-in-class metrics and public ESG disclosures. We published our first ESG Impact Report in 2022.
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

Intellectual Property
Our success depends in part upon our ability to protect its core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of our proprietary information through non-disclosure agreements with our vendors and business partners. Unpatented research, development and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.
As of February 21, 2023, we owned 9 issued U.S. patents and 28 foreign patents, and have 23 pending or allowed U.S. patent applications and 17 foreign patent applications. In addition, we have 13 registered U.S. trademarks, 146 registered foreign trademarks and 12 pending trademark applications. Our patents and patent applications are directed to, among other things, vehicle design, engineering and battery technology.
Government Regulation and Credits
We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; the protection of the environment, natural resources and endangered species; and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue our operations.
Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses granted. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, and possibly orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
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
EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that Fisker obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”), concerning emissions for its vehicles. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and an Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California's standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles.
The Greenhouse Gas Rule was incorporated into the Clean Air Act on August 9, 2011. Since our vehicles have zero-emissions, Fisker is required to seek an EPA Certificate of Conformity for the Greenhouse Gas Rule, and a CARB Executive Order for the CARB Greenhouse Gas Rule.
Vehicle Safety and Testing
Our vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). We intend for the Fisker Ocean to fully comply with all applicable FMVSSs without the need for any exemptions, and expect future Fisker vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSSs, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.
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
Fisker’s vehicles that may be sold outside of the U.S. are subject to similar foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting. The European Union established new rules regarding additional compliance oversight, and there is also regulatory uncertainty related to the United Kingdom’s withdrawal from the European Union. These changes could impact the rollout of new vehicle features in Europe. Fisker expects to complete European and U.S. homologation testing procedures during the first quarter of 2023. Once these testing procedures are completed, we expect Fisker will receive regulatory approvals including the European Whole Vehicle Type Approval Certificate, EPA Certificate of Conformity, and CARB Executive Order, after which we will commence retail customer deliveries.
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
•Side Pole
•Far Side Impact
•Whiplash
•Vulnerable Road Users (Pedestrians and Cyclists)
•Safety Assist
•Rescue and Extrication
Strategic Collaborations
Magna
On October 14, 2020, Legacy Fisker and Spartan entered into a cooperation agreement with Magna setting forth certain terms for the development of a full electric vehicle (the “Cooperation Agreement”). The Cooperation Agreement sets out the main terms and conditions of the operational phase agreements (the “Operational Phase Agreements”) that will extend from the Cooperation Agreement and other agreements with Magna that are expected to be entered into by and between us and Magna (or its affiliates). The upcoming Operational Phase Agreements referenced in the Cooperation Agreement relate to various platform and manufacturing agreements. The Cooperation Agreement provides that we would issue to Magna warrants to purchase Class A Common Stock in an amount equal to six percent (6%) of our capital stock on a fully diluted basis (which means for these purposes, after giving effect to the deemed conversion or exercise of all of our options, warrants and other convertible securities outstanding on the issuance date; provided, however, that the “public warrants” sold as part of the units issued by Spartan in its initial public offering which closed on August 14, 2018 shall not be deemed to be exercised for these purposes) after giving effect to the Business Combination and issuance of the warrants to purchase such shares to Magna, with an exercise price of $0.01 per share of (the “Magna Warrants”). On October 29, 2020, we issued to Magna 19,474,454 Magna Warrants. The Magna Warrants were subject to the satisfaction of certain vesting criteria related to the development and start of production of the Fisker Ocean, all of which have been satisfied as of December 31, 2022.
The shares of Class A Common Stock underlying the Magna Warrants are entitled to registration rights pursuant to the Amended and Restated Registration Rights Agreement dated as of October 29, 2020, among us, Spartan Energy Acquisition Sponsor LLC, Magna, Henrik Fisker, Dr. Geeta Gupta-Fisker and certain former stockholders of Legacy Fisker.
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
Human Capital Resources
We pride ourselves on the quality of our diverse team by seeking to hire only employees that are dedicated and aligned with our strategic mission. We work to leverage partnerships and modulate hiring based on our product roadmap. As of February 17, 2023, we employed approximately 850 full-time employees from 760 as of December 31, 2022 and 327 as of December 31, 2021 based primarily in our California, Munich and Hyderabad facilities. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationships with our employees to be in good standing. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.
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
•If we are unable to conclude Fisker's FM29 Platform or contract with OEMs or suppliers on manufacturing of our vehicles, we would need to develop our own platform and manufacturing facilities, which may not be feasible and, if feasible at all, would significantly increase our capital expenditure and would significantly delay production of our vehicles.
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
•We have a limited operating history and face significant challenges as a new entrant into the automotive industry. Fisker vehicles are in development and we have only recently started production of our first vehicle in November 2022.
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
Our business depends in large part on our ability to develop, manufacture, market and sell or lease our electric vehicles. Initially, we plan to manufacture vehicles in collaboration with contract manufacturers such as Magna Steyr, automotive component and large tier-one automotive suppliers.
The ability to start serial manufacturing of our vehicles, including the Fisker Ocean, are and will be subject to risks, including with respect to:
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
Fisker vehicles will use a substantial amount of third-party and in-house software codes and complex hardware to operate. The development of such advanced technologies is inherently complex, and we will need to coordinate with our vendors and suppliers in order to reach production for our electric vehicles. A late software delivery by one or more of our vendors may cause resulting delay in whole vehicle integration and validation. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop the necessary software and technology systems may harm our competitive position. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, such technology may not satisfy the cost, performance useful life and warranty characteristics we anticipate in our business plan, which could materially adversely affect our business, prospects and results of operations.
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
While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single source. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints. For example, certain of our suppliers may have difficulty ramping to our expected volumes at the same pace as others. While we are working closely with established suppliers to meet our production demands, we cannot be certain that we will be able to do so until we are farther into our production ramp up phase.

Any disruption in the supply of components, including chip shortages, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects. For example, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact us, result in an economic downturn or recession either globally or locally within the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's results of operations, financial condition and prospects. Such consequences also may increase our funding cost or limit our access to the capital markets.
If any of our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or would have to take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.
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
We have a limited operating history and face significant challenges as a new entrant into the automotive industry. Fisker vehicles are in development and we have only recently started production of our first vehicle in November 2022.
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
We expect we will incur losses in future periods as we, among other things, design, develop and manufacture our vehicles; build up inventories of parts and components for our vehicles; increase our sales and marketing activities, including opening new Fisker Experience Centers; develop our distribution infrastructure; and increases our selling, general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our asset-light business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which we operate. There is, therefore, little at this time upon which to base an assumption that our asset-light business model will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, it can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.
Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from its forecasted results.
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
Once serial production commences, our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair, recalls, and design changes. Our vehicles will use a substantial amount of software code to operate and software products are inherently complex and often contain defects and errors when first introduced. We have a limited frame of reference by which to evaluate the long-term performance of our systems and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. If any of our vehicles fail to perform as expected, we may need to delay deliveries or initiate product recalls, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.
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
Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results. For example, recent German and U.S. legislative efforts, including the Inflation Reduction Act (the "IRA"), could reduce or eliminate federal tax incentives available for purchasers of Fisker vehicles in those markets.
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
Our business depends substantially on the continuing efforts of our executive officers and qualified personnel, and our operations may be severely disrupted if we lose their services.
Our success depends substantially on the continued efforts of our executive officers and qualified personnel, and our operations may be severely disrupted if we lose their services. As we build our brand and we become more well known, the risk that competitors or other companies may poach our talent increases. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
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
We continue to face risks related to public health issues, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
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
The full extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the emergence of variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has substantially subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. As an example, past lockdowns in China have impacted certain aspects of our business, including our ability to obtain materials from certain of our suppliers in the affected area on a timely basis.
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
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our asset-light business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

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
We have adopted strict information security policies and deployed advanced measures to implement the policies, including, among others, advanced encryption technologies, and plans to continue to deploy additional measures as we grow. However, advances in technology, an increased level of sophistication and diversity of our products and services, an increased level of expertise of hackers, new discoveries in the field of cryptography or others can still result in a compromise or breach of the measures that it uses. If we are unable to protect our systems, and hence the information stored in our systems, from unauthorized access, use, disclosure, disruption, modification or destruction, such problems or security breaches could cause a loss, give rise to our liabilities to the owners of confidential information or even subject us to fines and penalties. In addition, complying with various laws and regulations could cause us to incur substantial costs or require it to change our business practices, including our data practices, in a manner adverse to our business.
In addition, we are required to comply with complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”), both as amended. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.
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
We plan to outfit our vehicles with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, which we have yet to fully develop. Our systems will be vulnerable to damage or interruption from, among others, fire, terrorist attacks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks, cyber attacks or other attempts to harm our systems. Our data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our vehicles are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.
We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics (as more fully described in the risk factor “We continue to face risks related to public health issues, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations” located elsewhere in these Risk Factors), and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

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

Our vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the NHTSA, including applicable FMVSS. We intend for the Fisker Ocean to fully comply with all applicable FMVSSs without the need for any exemptions, and expect future Fisker vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSSs, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.

As a manufacturer, Fisker must self-certify that its vehicles meet all applicable FMVSSs, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the U.S. We will also be required to comply with other federal laws administered by NHTSA, including the CAFE standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owner’s manual requirements. Although Fisker believes it will be able to meet all applicable FMVSSs, there can be no assurances that Fisker will be able to meet such requirements satisfactorily, or at all, and failure to do so could have a material adverse effect on our business and operating results.

Fisker’s vehicles that may be sold outside of the U.S. are subject to similar foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting. The European Union established new rules regarding additional compliance oversight, and there is also regulatory uncertainty related to the United Kingdom’s withdrawal from the European Union. These changes could impact the rollout of new vehicle features in Europe. Fisker expects to complete European and US homologation testing procedures during the first quarter of 2023. Once such testing is completed, we expect we will receive regulatory approvals including the European Whole Vehicle Type Approval Certificate, EPA Certificate of Conformity and CARB Executive Order, after which we will commence retail customer deliveries. However, there can be no assurances that such testing and certification will be completed, and failure to complete these steps may hinder Fisker from commencing retail customer deliveries, which could have a material adverse effect on our business and operating results.
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
If we are not able to maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities.
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
The dual class structure of our Common Stock has the effect of concentrating voting control with Henrik Fisker and Dr. Geeta Gupta-Fisker, our co-founders, members of our Board of Directors and Chief Executive Officer, and Chief Financial Officer and Chief Operating Officer, respectively. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.
Shares of our Class B common stock, par value $0.00001 per share (“Class B Common Stock”) have 10 votes per share, while shares of our Class A Common Stock have one vote per share. Henrik Fisker and Dr. Geeta Gupta-Fisker, Fisker’s co-founders, members of our Board of Directors and Chief Executive Officer and Chief Financial Officer, respectively, hold all of the issued and outstanding shares of our Class B Common Stock. Accordingly, Mr. Fisker and Dr. Gupta will hold greater than 90% of the voting power of Fisker’s capital stock on an outstanding basis and will be able to control matters submitted to its stockholders for approval, including the election of directors, amendments of its organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Fisker and Dr. Gupta-Fisker may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Fisker, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Fisker, and might ultimately affect the market price of shares of our Class A Common Stock.
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
New laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), and certain provisions of the Tax Act may adversely affect us. Changes under the Tax Act include, but are not limited to, a federal corporate income tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the Treasury and IRS, any of which could mitigate or increase certain adverse effects of the legislation. Furthermore, the U.S. government recently enacted the IRA, which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations, which is effective in 2023, and a 1% excise tax on share repurchases after December 31, 2022. The IRA also provides financial incentives in the form of tax credits to incentivize the purchase of clean vehicles including electric vehicles. To claim the retail tax credit, the IRA establishes multiple prerequisites, including that the vehicle must be assembled in North America; the vehicle must be under specified manufacturer suggested retail prices (“MSRP”); purchaser income limitations; have a specified percentage of critical minerals that are “extracted or produced” in the United States, in a country with which the United States has a Free Trade Agreement, or that is “recycled” in North America, and that have a specified percentage of “value” of its battery “components” that are “manufactured or assembled” in North America. The Fisker Ocean is manufactured in Austria and therefore not eligible for the retail tax credit. In addition, the current administration has announced a proposal to increase such excise tax to 4%. While Fisker does not believe that the aforementioned provisions of the IRA will have a material impact on its consolidated financial statements, any future corporate tax legislation could have that effect. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial condition and results of operations.
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
As of February 28, 2023, the Magna Warrants to purchase an aggregate of approximately 19,474,454 million shares of our Class A Common Stock were outstanding and 12,969,986 were exercisable. The exercise price of these warrants are $0.01 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.
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
In addition, because none of our subsidiaries guarantee the 2026 Notes, the 2026 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of December 31, 2022 we had approximately $667.5 million in total indebtedness. Our subsidiaries had no outstanding indebtedness as of December 31, 2022. The Indenture governing the 2026 Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.
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
As of December 31, 2022, we had $667.5 million indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
We also lease property in the cities of La Palma, California, Culver City, California, Huntington Beach, California, San Francisco, California, Shanghai, China, Stockholm, Sweden, Munich, Germany and Vienna, Austria.
We believe our existing facilities are adequate for our current requirements. We also believe we will be able to obtain additional or alternative space at other locations at commercially reasonable terms to support our continuing expansion.
Item 3.    Legal Proceedings.
For a description of any material pending legal proceedings, please see Note 19, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Holders of Common Stock and Warrants
As of February 28, 2023, there were 30 holders of record of our Class A Common Stock and one holder of the Magna Warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Recent Sales of Unregistered Securities
None.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For discussion related to changes in financial condition and the results of operations for fiscal year 2021-related items compared to the fiscal year ended December 31, 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2021, which was filed with the Securities and Exchange Commission on February 28, 2022
Overview
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

OVERVIEW
Fisker is building a technology-enabled, asset-light automotive business model that it believes will be among the first of its kind and aligned with the future state of the automotive industry. This involves a focus on vehicle development, customer experience, sales and service intended to change the personal mobility experience through technological innovation, ease of use and flexibility. The Company combines the legendary design and engineering expertise of Henrik Fisker to develop high quality electric vehicles with strong emotional appeal. Central to Fisker’s business model is the Fisker Flexible Platform Agnostic Design (“FF-PAD”), a proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on a third-party supplied EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s development of a distinctive base vehicle platform that started with an architecture provided by Magna Steyr Fahrzeugtechnik AG & Co KG, a limited liability partnership established and existing under the laws of Austria (“Magna Steyr”), an affiliate of Magna International, Inc. (“Magna”), but that Fisker substantially modified and re-engineered into Fisker's FM29 Platform.. Fisker believes it is well-positioned through its global premium EV brand, its renowned design capabilities, its sustainability focus, and its asset-light and low overhead, direct to consumer business model which enables products like the Fisker Ocean to be priced roughly equivalent to internal combustion engine-powered SUV’s from premium brand competitors.
The Fisker Ocean is targeting a large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model such as the BMW X3 Series or Tesla Model Y) of the electric SUV market. Fisker began production of the Ocean in the fourth quarter of 2022. The Fisker Ocean, a five-passenger vehicle with potentially a 250- to over 350-mile range and state-of-the-art advanced driver assistance capabilities, will be differentiated in the marketplace by its innovative and timeless design and a re-imagined customer experience delivered through an advanced software-based user interface. The Fisker Ocean is made with a high degree of sustainability, measured across the full vehicle life-cycle. We have prioritized proximity of suppliers and materials, and emphasize recycled and bio-based content. Our vehicle is produced in a carbon-neutral factory and we are working hard to provide renewable energy sourced charging options and will have options for remanufacturing, re-using and recycling over 90% of our vehicle when it finally comes off the road. The optional features for the Ocean, including the patented California Mode and a solar photovoltaic roof, resulted in the Fisker Ocean prototype being the most awarded new automobile at CES 2020 by Time, Newsweek, Business Insider, CNET and others.
Fisker believes its innovative business model will revolutionize how consumers view personal transportation and car ownership. Fisker plans to combine a customer-focused experience with seamless digital financing options including retail installment contracts initially, expanding into leasing, which could include non-fixed term flexible leasing options as a complement to direct-to-consumer sales. Through an innovative partnership strategy, Fisker believes that it will be able to significantly reduce the capital intensity typically associated with developing and manufacturing vehicles, while maintaining flexibility and optionality in component sourcing and manufacturing due to Fisker’s FF-PAD proprietary process. Through Fisker’s FF-PAD proprietary process, Fisker, in collaboration with Magna, has developed a proprietary electric vehicle platform called FM29 that will underpin Fisker Ocean and at least one additional nameplate. Fisker intends to cooperate with one or more additional industry-leading original equipment manufacturers (“OEMs”), technology companies, and/or tier-one automotive suppliers for access to procurement networks, while focusing on key differentiators in innovative design, software and user interface. Multiple platform-sharing partners is intended to accelerate growth in Fisker’s portfolio of electric vehicle offerings. Fisker envisions a go-to-market strategy with both web- and app-based digital sales, loan financing approvals, leasing, and service management, with limited reliance on traditional brick-and-mortar “sales-and-service” dealer networks. Fisker believes that this customer-focused approach will drive revenue, user satisfaction and higher margins than competitors.
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
Fisker has entered into contracts with several industry-leading tier-one automotive suppliers for component sourcing of the Fisker Ocean. On May 13, 2021, Fisker entered into a Project PEAR Cooperation Framework Agreement with AFE, Inc., a subsidiary of Foxconn Technology Group supporting a project to develop a breakthrough electric vehicle.

These co-operations allow Fisker to focus on vehicle design, strong brand affiliation and a differentiated customer experience. Fisker intends to leverage multiple EV platforms to accelerate its time to market, reduce vehicle development costs and gain access to an established global supply chain of batteries and other components.
Fisker believes that its business model will reduce the considerable execution risk typically associated with new car companies. Through such component sourcing and manufacturing partnerships, Fisker believes it will be able to accelerate its time to market and reduce vehicle development costs. Fisker started production of the Fisker Ocean in November 2022 and intends to meet timing, cost and quality expectations while optimally matching its cost structure with its projected production ramp by leveraging such partnerships and a trained workforce. Remaining hardware agnostic allows for selection of partners, components, and manufacturing decisions to be based on both timeline and cost advantages and enables Fisker to focus on delivering truly innovative design features, a superior customer experience, and a leading user interface that leverages sophisticated software and other technology advancements.
While Fisker has entered into agreements with Magna and several other leading tier-one automotive suppliers, unanticipated events, delays in execution by third parties and any required changes in Fisker’s current business plans could materially and adversely affect its business, margins and cash flows.
Market Trends and Competition
Fisker anticipates robust demand for the Fisker Ocean, based on its award-winning design, its unique sustainability features, the management team’s experience and know-how and, in particular, the growing acceptance of and demand for EVs as a substitute for gasoline-fueled vehicles. Many independent forecasts are assuming that EV’s as a percentage of global auto sales will grow from 3% in 2020 to more than 30% in 2030. One such report from RBC, published in December 2022, assumes sales of EV’s to grow from 2.5 million units globally (3% of total volume) to 35 million units in 2030 (approximately 36% of total volume), a 30% CAGR. The EV market is highly competitive and Fisker believes the market will be broken down into three primary consumer segments: the white space segment, the value segment, and the conservative premium segment. See “Information About Fisker—Sales—Go to Market Strategy.” Fisker expects to sell approximately 50% of its vehicles within the white space segment, appealing to customers who want to be part of the new EV movement and value sustainability and environmental, social, and governance (“ESG”) initiatives. Fisker believes that it will be well positioned to be the primary alternative to Tesla in this segment with the Ocean priced around the base price of the Model 3 and Model Y. While Fisker will compete with other EV startups, many of them are moving into the higher luxury priced segments due to the lack of volume pricing of components that Fisker expects to obtain through partnerships with industry-leading OEMs and/or tier-one automotive suppliers. To expand market share and attract customers from competitors, Fisker must continue to innovate and convert successful research and development efforts into differentiated products, including new EV models.
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
Commercialization
Fisker commenced production of the Fisker Ocean in November 2022. Serial production is expected to begin in late first quarter of 2023. After Fisker receives the necessary regulatory approvals, it will commence initial customer deliveries shortly thereafter. As of February 24, 2023, we have received approximately 65,000 Fisker Ocean reservations (including retail and fleet) and orders and approximately 5,600 Fisker PEAR reservations, in each case, net of cancellations.

Fisker plans to initially market its vehicles through its direct-to-consumer sales model, leveraging its proprietary Flexee app, which will serve as a one-stop-shop for all aspects of vehicle ownership. Fisker is establishing Fisker Lounges and Center + locations in select cities in North America and Europe, which will enable prospective customers to experience Fisker vehicles through test drives and virtual and augmented reality and pickup and service vehicles. Fisker also intends to enter, in each launch market, into third-party service partnerships with credible vehicle service organizations with established service facilities, operations and technicians. These companies’ services will be integrated into and booked via the Flexee app in order to create a hassle-free, app-based service experience for Fisker’s customers delivered at home, at work, or with a pick-up and delivery service booked online. For the United States and Scandinavia, as examples, Fisker has executed agreements with Bridgestone and Mekonomen affiliates related to fleet management services. Fisker will continue to seek opportunities to build the service partnership model.

We intend to offer third-party financing directly to consumers under the Fisker Finance platform which will be provided by leading financial institutions. We will commence with retail installment financing arranged through financial services partners in different countries and expect to add leasing solutions, which could include flexible options such as a non-fixed term Flexee lease to facilitate new usage models and increase consumer EV adoption.
Fisker believes its digital, direct-to-consumer sales model reflects today’s changing consumer preferences and is less capital intensive and expensive than the traditional automotive sales models. Fisker’s commercialization strategy is, however, relatively novel for the car industry, which has historically relied on extensive advertising and marketing, as well as relationships with physical car dealership networks. Should Fisker’s assumptions about the commercialization of its vehicles prove overly optimistic or if the Company is unable to develop, obtain or maintain the direct-to-consumer marketing or service technology upon which its prospective customer base would rely, Fisker may incur delays to its ability to commercialize and scale the production volumes of the Fisker Ocean. This may also lead Fisker to make changes in its commercialization plans, which could result in unanticipated marketing delays or cost overruns, which could in turn adversely impact margins and cash flows or require Fisker to change its pricing. Further, to the extent that Fisker doesn’t generate the margins it expects upon commercialization of the Fisker Ocean, Fisker may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to Fisker and its stockholders.
Regulatory Landscape
Fisker operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “Information about Fisker—Government Regulation and Credits.” Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it will have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. On August 16, 2022, the IRA was signed into law. While waiting on pending Department of Treasury regulatory guidance, we are continuing to evaluate the ultimate impact of the tax credits on our financial results, including our net earnings and cash flow. The IRA impacts taxes and environmental regulations, such as providing financial incentives in the form of tax credits to incentivize the purchase of clean vehicles including electric vehicles. To claim the retail tax credit, the IRA establishes multiple prerequisites, including that the vehicle must be assembled in North America; the vehicle must be under specified manufacturer suggested retail prices (“MSRP”); purchaser income limitations; have a specified percentage of critical minerals that are “extracted or produced” in the United States, in a country with which the United States has a Free Trade Agreement, or that is “recycled” in North America; and that have a specified percentage of “value” of its battery “components” that are “manufactured or assembled” in North America. Currently the Fisker Ocean is manufactured in Austria and therefore not eligible for the retail tax credit. Over time, we expect the IRA to benefit Fisker and the automotive industry in general, but automakers that optimize their eligibility for their vehicles as compared to Fisker may have a competitive advantage. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.

Basis of Presentation
Fisker currently conducts its business through one operating segment. As a company with no revenue from its primary commercial operations, Fisker’s activities to date have been limited and were conducted primarily in the United States and its historical results are reported under United States generally accepted accounting principles (“GAAP”) and in U.S. dollars. Upon commencement of commercial operations, Fisker expects to expand its global operations substantially, including in the USA, the European Union, India and China, and as a result Fisker expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, Fisker expects that the financial results it reports for periods after it begins commercial operations will not be comparable to the financial results included in this Form 10-K or those incorporated by reference from the proxy statement.
Components of Results of Operations
Fisker is an early stage company and its historical results may not be indicative of its future results for reasons that may be difficult to anticipate. Accordingly, the drivers of Fisker’s future financial results, as well as the components of such results, may not be comparable to Fisker’s historical or projected results of operations.
Revenues
Fisker began production in November 2022 and currently does not generate any revenue from vehicle sales. Once Fisker commences serial production and commercialization of its vehicles, it expects that the significant majority of its revenue in 2023 will be derived from direct sales of Fisker Ocean SUVs. In 2021, Fisker launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. Fisker is a reseller of home charging solutions starting in December 2022. Merchandise sales and home charging solutions are not intended to be significant portion of Fisker’s results once serial production of vehicles begins.
Cost of Goods Sold
To date, Fisker has not recorded cost of goods sold from vehicle sales. Once Fisker commences the serial commercial production and sale of its vehicles, it expects cost of goods sold to include mainly vehicle components and parts, including batteries, direct labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses. Related to the 2021 launch of “Fisker Edition” apparel and goods and resale of home charging solutions in December 2022, Fisker recorded cost of goods sold.
Selling, General and Administrative Expense
Selling, general and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions and expenses for outside professional services, including legal, accounting and other advisory services.
In anticipation of the start of vehicle deliveries and serial production, Fisker expects to increase its facilities and marketing investments and related personnel expenses. Accordingly, Fisker expects its selling, general and administrative expenses to increase in the near term and for the foreseeable future. For example, the company expects selling, general and administrative expenses, excluding stock-based compensation expenses (refer to non-GAAP financial measure discussed below), in the year ended December 31, 2023 to be in the range of $130-$160 million as compared to $106.4 million in the year ended December 31, 2022.
Research and Development Expense
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the pre-production and start of production vehicles. For 2023, the company expects research and development expenses, excluding stock-based compensation expenses (refer to non-GAAP financial measure discussed below), in the year ended December 31, 2023 to be in the range of $160-$190 million as compared to $423.9 million in the year ended December 31, 2022.

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
Results of Operations
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
		(dollar amounts in thousands)
Revenue	$342	$106	$236	222.6%
Costs of goods sold	263	88	$175	198.9%
Gross margin	79	18	$61	338.9%
Operating costs and expenses:
Selling, general and administrative	106,417	42,398	$64,019	151.0%
Research and development	423,907	286,856	$137,051	47.8%
Total operating costs and expenses	530,324	329,254	$201,070	61.1%
Loss from operations	(530,245)	(329,236)	$(201,009)	61.1%
Other income (expense):
Other expense	(119)	(402)	$283	(70.4)%
Interest income	10,378	627	$9,751	n.m.
Interest expense	(18,426)	(6,546)	$(11,880)	181.5%
Change in fair value of derivatives	—	(138,436)	$138,436	(100.0)%
Unrealized loss recognized on equity securities	(6,860)	—	$(6,860)
Foreign currency gain (loss)	(2,039)	2,667	$(4,706)	(176.5)%
Total other income (expense)	(17,066)	(142,090)	$125,024	(88.0)%
Loss before income taxes	$(547,311)	$(471,326)	$(75,985)	16.1%
Provision for income taxes	$(185)	(15)	$(170.0)	n.m.
Net Loss	$(547,496)	$(471,341)	$(76,155)	16.2%
n.m. = not meaningful.
Revenue and cost of goods sold
Sales of branded apparel and goods and home charging solutions totaled $342 thousand with related costs of goods sold of $263 thousand resulting in a gross profit of $79 thousand during the twelve month period. Merchandise sales and home charging solutions are ancillary revenues that will continue in the future but are not expected to constitute a significant portion of operations as Fisker commences serial production and commercialization of its vehicles in 2023.
Selling, General and Administrative
Selling, general and administrative expense increased by $64.0 million or 151.0% from $42.4 million during year ended December 31, 2021 to $106.4 million during year ended December 31, 2022, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages, and stock based compensation, which collectively accounted for 42% of the year-over-year increase. Selling, general and administrative expenses include stock-based compensation expense of $6.9 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.
Research and Development
Research and development expense increased by $137.1 million or 47.8% from $286.9 million during the year ended December 31, 2021 to $423.9 million during the year ended December 31, 2022. The increase primarily relates to higher headcount in research and achievement of key milestones in engineering and development of the design of components as the Company moved towards the start of production which occurred on November 17, 2022. During 2022, we incurred expenses associated with the development phase of our prototype Fisker Oceans, which includes the purchase and expense of $107.7 million of prototype parts and testing validation. In addition, we began trial production runs to assemble vehicles using our tooling and equipment. The vehicles produced were used for engineering testing, establishing and optimizing vehicle assembly and manufacturing processes as we completed the final steps toward achievement of production and homologation as we ramp up for serial production in 2023. Research and development expenses includes stock-based compensation expense of $12.7 million and $4.5 million for the years ended December 31, 2022 and 2021, respectively.
Interest Expense
Interest expense was $18.4 million during the year ended December 31, 2022 and $6.5 million during the year ended December 31, 2021. The $11.9 million or 181.5% increase is primarily due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. Interest expense in each subsequent quarterly reporting periods throughout calendar year 2023 is expected to approximate $4.6 million, including accretion of debt issuance costs.
Change in Fair Value of Derivatives
The change in fair value of derivatives amounted to a non-cash loss of $138.4 million attributed to public and private warrants during the year ended December 31, 2021. No gain or loss was recognized during the year ended December 31, 2022. The public and private warrants were exercised or redeemed and no longer outstanding by the end of the second quarter of 2021.
Unrealized Gains/Loss on Equity Securities
Unrealized losses recognized on equity securities held as of December 31, 2022 totaled $6.9 million for the year ended December 31, 2022.
Foreign Currency Gain (Loss)
The Company recorded foreign currency losses of $2.0 million during the year ended December 31, 2022, compared to gains of $2.7 million during the year ended December 31, 2021 due to the remeasurement on Euro-denominated monetary assets caused by fluctuating Euro currency rates. In 2023, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.

Net Loss
Net loss was $547.5 million during the year ended December 31, 2022, an increase of approximately $76.2 million or 16.2% from a net loss of $471.3 million during the year ended December 31, 2021, for the reasons discussed above.

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
As of December 31, 2022, Fisker’s cash and cash equivalents amounted to $736.5 million, which is unrestricted and available for Fisker's general use.
In May 2022, Fisker established an "at the market" equity offering program (the "ATM Program") under which J.P. Morgan Securities LLC and Cowen and Company, LLC act as sales agents (the "Agents"), pursuant to a distribution agreement that Fisker entered into with the Agents (the "Distribution Agreement"). Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to Fisker of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the Agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Company issued 22,517,941 shares of Class A common stock during the year ended December 31, 2022 for gross proceeds of $193.5 million, before $2.9 million of commissions and other direct incremental issuance costs, and,as of December 31, 2022, $156.5 million of Class A Common Stock is available for sale under the ATM Program.
In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 11. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of December 31, 2022.
Fisker expects its capital expenditures and working capital requirements to increase substantially in 2023, as it progresses toward serial production of the Fisker Ocean, develops its customer support and marketing infrastructure and expands its research and development efforts. Fisker believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-K. Fisker may, however, need additional cash resources, including proceeds from the sale of up to $156.5 million of Class A common stock under the ATM Program, to fund its operations until it commences serial production levels of the Fisker Ocean due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments such as the collaboration on “Project PEAR” with Foxconn announced in February 2021. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, Fisker may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Fisker expects, Fisker may be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.

Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Years Ended December 31,
	2022		2021	2020
	(dollar amounts in thousands)
Net cash used in operating activities	$(452,537)		$(301,270)	$(38,006)
Net cash used in investing activities	(200,989)	(134,386)	(134,386)	(676)
Net cash provided by financing activities	$187,636		$646,937	$1,027,982

Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other selling, general and administrative activities. As Fisker ramps up vehicle production, Fisker expects working capital to increase cash used in operating activities before it starts to generate any significant cash inflows from its business. Operating lease commitments at December 31, 2022 will result in cash payments of $7.0 million in 2023 and $37.2 million for 2024 and thereafter. Structural improvements are required before Fisker can use its Fisker Lounges in the U.S. and Europe for its intended purposes. The timing for completion of the structural improvements is expected in the first half of 2023. During 2022, Fisker entered into a lease for commercial space dedicated to powertrain and battery research and development, which will be customized for Fisker's use, an industrial facility in Shanghai, China and Center+ locations based in Vienna, Austria, Copenhagen, Denmark, and Munich, Germany for deliveries of our vehicles to our customers. In total, Fisker is projecting to use cash in a range of $290-$350 million for combined SG&A and R&D activities, excluding stock-based compensation expense, during 2023.
Net cash used in operating activities increased by approximately $151.2 million from $301.3 million during the year ended December 31, 2021 to $452.5 million during the year ended December 31, 2022.
Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment which is under construction. During the year ended December 31, 2022, the Company acquired assets related to development of the Fisker Ocean and production of its parts that benefit our vehicle program development in future periods that totaled $191.0 million compared to $134.4 million during the year ended December 31, 2021. Fisker expects 2023 capital expenditures for manufacturing and development, testing and validation, tooling, manufacturing equipment, software licenses, and IT infrastructure to range between $245 million and $260 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment continues to be installed at both vehicle assembly and supplier facilities in 2023.
Fisker used cash of $201.0 million for investing activity during the year ended December 31, 2022 compared to $134.4 million of cash used during the year ended December 31, 2021.
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
Cash Flows from Financing Activities
Through December 31, 2022, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $187.6 million during the year ended December 31, 2022, which was primarily due to the proceeds from the issuance of the ATM equity program of $190.5 million as well as aggregate proceeds from the exercise of stock options and collection of related statutory withholding taxes of $2.2 million. Net cash from financing activities was $646.9 million during the year ended December 31, 2021, reflecting the proceeds of $89 million from public warrant holders who exercised 7,733,400 warrants to acquire a corresponding equal number of Class A common stock and proceeds of $667.5 million from the sale of convertible senior notes due in 2026, before payments for debt issuance costs of $8.3 million and $96.8 million for the purchase of a capped call option.
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

	Years Ended December 31,
	2022	2021
GAAP Loss from operations	(530,245)	$(329,236)
Add: stock based compensation	19,602	5,622
Non-GAAP Adjusted loss from operations	$(510,643)	$(323,614)
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
Fisker’s significant accounting policies are described in Note 2 to its audited consolidated financial statements included elsewhere in this Form 10-K. Because Fisker is a company with no revenue from its primary commercial operations, management believes it has a limited number of critical accounting policies or estimates, which will change over time as Fisker begins selling vehicles in the future.
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
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs will be awarded to any new employee hired in the fourth quarter of 2021 and during 2022 on a pro-rata basis based on a reduction in time of service. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which occurs when each performance condition is achieved, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. Recognition of stock-based compensation occurs when the performance conditions are probable of achievement. Determining when a performance condition is probable of being met requires judgment due to the discretionary nature of evaluating performance under the terms and conditions of the award.
Long-Lived Asset Impairment
As of December 31, 2022, our long-lived assets were comprised primarily of $387.1 million, $246.9 million and $33.4 million of net property, plant and equipment, intangible assets and operating lease right-of-use assets, respectively.
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
In estimating the recoverability of asset groups for purposes of our long-lived asset impairment testing when indicators or events are present, we will utilize future cash flow projections that are generally developed internally. As of December 31, 2022, Fisker Inc. does not generate revenues and will not generate revenue from vehicle sales until 2023. Our revenues will be limited to minimal merchandise and home charging solutions, which is not expected to be our primary source of revenues, and vehicle sales once consumer deliveries commence in 2023. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we will consider our approved budgets and business plans, existing paid reservations and projected reservations, estimated asset holding periods, and other factors.
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

No indicators of impairment are present at December 31, 2022.
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
FISKER INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fisker Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fisker Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of temporary equity and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Accounting for Fixed Assets classified as Construction in Progress

As described in Notes 2 and 7 to the consolidated financial statements, construction in progress is comprised primarily of costs incurred to construct serial production tooling located at affiliates of Magna and the Company's suppliers. The Company’s total property and equipment balance includes construction in progress of $339.8 million as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to accounting for construction in progress included within property and equipment is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to accounting for construction in progress balances within property and equipment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to construction in progress, including controls over amounts capitalized for serial production tooling as construction in progress. These procedures also included, among others, testing the costs capitalized as construction in progress, on a sample basis, by obtaining and inspecting invoices, payment support, executed agreements with suppliers, external confirmation procedures with third party suppliers, and physical observation procedures, where applicable.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 1, 2023

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fisker Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, temporary equity and stockholders’ equity (deficit), and cash flows of Fisker Inc. and subsidiaries (the "Company") for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Los Angeles, California

March 30, 2021 (May 17, 2021 as to the effects of the restatement discussed in Note 2)

We began serving as the Company's auditor in 2020. In 2021 we became the predecessor auditor.

Consolidated Balance Sheets
Fisker Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$736,549	$1,202,439
Prepaid expenses and other current assets	91,765	30,423
Equity investment	3,140	—
Total current assets	831,454	1,232,862
Non-current assets:
Property and equipment, net	387,137	85,643
Intangible asset	246,922	231,525
Right-of-use asset, net	33,424	18,285
Other non-current assets	16,489	24,637
Total non-current assets	683,972	360,090
TOTAL ASSETS	$1,515,426	$1,592,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,871	$28,143
Accrued expenses	264,925	79,634
Lease liabilities	7,085	4,552
Total current liabilities	330,881	112,329
Non-current liabilities:
Customer deposits	15,334	6,300
Lease liabilities	27,884	14,933
Convertible senior notes	660,822	659,348
Total non-current liabilities	704,040	680,581
Total Liabilities	1,034,921	792,910
COMMITMENTS AND CONTINGENCIES (Note 19)
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 187,599,812 and 164,377,306 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	2
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 and 132,354,128 shares issued and outstanding as of December 31, 2022 and 2021	1	1
Additional paid-in capital	1,650,196	1,419,284
Accumulated deficit	(1,166,741)	(619,245)
Receivable for "At-the-market" offering	(2,953)	—
Total stockholders’ equity	480,505	800,042
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,515,426	$1,592,952
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020

Revenue	$342	$106	$—
Costs of goods sold	263	88	—
Gross margin	79	18	—
Operating costs and expenses:
Selling, general and administrative	106,417	42,398	22,272
Research and development	423,907	286,856	21,052
Total operating costs and expenses	530,324	329,254	43,324
Loss from operations	(530,245)	(329,236)	(43,324)
Other income (expense):
Other income (expense), net	(119)	(402)	(52)
Interest income	10,378	627	79
Interest expense	(18,426)	(6,546)	(1,610)
Change in fair value of derivatives	—	(138,436)	(85,417)
Unrealized loss recognized on equity securities	(6,860)	—	—
Foreign currency gain (loss)	(2,039)	2,667	320
Total other expense	(17,066)	(142,090)	(86,680)
Loss before income taxes	$(547,311)	$(471,326)	$(130,004)
Provision for income taxes	(185)	(15)	—
Net loss attributable to common shareholders	$(547,496)	$(471,341)	$(130,004)
Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(1.80)	$(1.61)	$(0.96)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	303,366,068	292,004,136	135,034,921

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Series A Convertible Preferred			Series B Convertible Preferred		Founders Convertible Preferred			Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Receivable for At-the-market Offering	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares		Amount	Shares	Amount	Shares		Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	16,983,241		$4,634	3,765,685	$6,386	27,162,191		$—	210,863	$—	105,191,937	$1	$756	$—	$—	$(17,900)	$(17,143)
Stock-based compensation	—		—	—	—	—		—	—	—	—	—	711	—	—	—	711
Exercise of stock options	—		—	—	—	—		—	153,451	—	—	—	87	—	—	—	87
Merger recapitalization	(16,983,241)		(4,634)	(3,765,685)	(6,386)	(27,162,191)		—	20,748,926	—	27,162,191	—	11,020	—	—	—	11,020
Merger recapitalization attributed to warrants liability	—		—	—	—	—		—	—	—	—	—	(62,739)	—	—	—	(62,739)
Spartan Shares Recapitalized, Net of Redemptions and Equity Issuance Costs of $72,463	—		—	—	—	—		—	116,547,115	1	—	—	976,022	—	—	—	976,023
Conversion of Bridge Notes to Class A	—		—	—	—	—		—	1,361,268	—	—	—	11,487	—	—	—	11,487
Conversion of Convertible Security	—		—	—	—	—		—	5,882,352	—	—	—	59,647	—	—	—	59,647
Exercise of warrants	—		—	—	—	—		—	8,387	—	—	—	96	(96)	—	—	—
Recognition of Magna Warrants	—		—	—	—	—		—	—	—	—	—	58,041	—	—	—	58,041
Net loss	—		—	—	—	—		—	—	—	—	—	—	—	—	(130,004)	(130,004)
Balance at December 31, 2020	—		$—	—	$—	—		$—	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$—	$(147,904)	$907,130
Stock-based compensation	—		—	—	—	—		—	—	—	—	—	5,622	—	—	—	5,622
Exercise of stock options and restricted stock awards, net of statutory tax withholding	—		—	—	—	—		—	1,656,424	—	—	—	403	—	—	—	403
Receivable for warrant exercises collected	—		—	—	—	—		—	—	—	—	—	—	459	—	—	459
Exercise of warrants	—		—	—	—	—		—	27,751,587	1	—	—	365,464	(385)	—	—	365,080
Shares surrendered upon exercise of warrants	—		—	—	—	—		—	(9,943,067)	—	—	—	—	—	—	—	—
Net loss	—		—	—	—	—		—	—	—	—	—	—	—	—	(471,341)	(471,341)
Stock issuance costs and redemption payments	—		—	—	—	—		—	—	—	—	—	(22)	22	—	—	—
Purchase of capped call option	—		—	—	—	—		—	—	—	—	—	(96,788)	—	—	—	(96,788)
Recognition of Magna warrants	—		—	—	—	—		—	—	—	—	—	89,477	—	—	—	89,477
Balance at December 31, 2021	—		$—	—	$—	—		$—	164,377,306	$2	132,354,128	$1	$1,419,284	$—	$—	$(619,245)	$800,042
Stock-based compensation	—		—	—	—	—		—	—	—	—	—	19,602	—	—	—	19,602
Exercise of stock options and restricted stock awards, net of statutory tax withholding	—		—	—	—	—		—	704,565	—	—	—	592	—	—	—	592
Recognition of Magna warrants	—		—	—	—	—		—	—	—	—	—	20,778	—	—	—	20,778
Shares issued under "At-the-market" offering, net of stock issuance costs	—		—	—	—	—		—	22,517,941	—	—	—	189,940	—	(2,953)	—	186,987
Net loss	—		—	—	—	—		—	—	—	—	—	—	—	—	(547,496)	(547,496)
Balance at December 31, 2022	—	—	$—	—	$—	—	—	$—	187,599,812	$2	132,354,128	$1	$1,650,196	$—	$(2,953)	$(1,166,741)	$480,505
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year Ended December 31,
	2022	2021	2020

Cash Flows from Operating Activities:
Net loss	$(547,496)	$(471,341)	$(130,004)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	19,602	5,622	711
Depreciation and amortization	7,285	699	77
Amortization of right-of-use asset	4,463	2,576	228
Amortization of debt discount	1,474	373	1,610
Change in fair value of warrants liability	—	138,436	75,363
Change in fair value of embedded derivative	—	—	406
Change in fair value of convertible equity security	—	—	9,647
Loss on disposal of fixed assets	—	—	28
Reclassification of expensed payments made to arrangers of convertible security	—	—	3,500
Unrealized loss recognized on equity securities	6,860	—	—
Unrealized (gain) loss on foreign currency transactions	3,975	(1,469)	34
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(53,194)	(43,797)	(13,823)
Accounts payable and accrued expenses	99,578	66,253	9,213
Customer deposits	9,034	2,773	2,581
Change in operating lease liability	(4,118)	(1,395)	2,423
Net cash used in operating activities	(452,537)	(301,270)	(38,006)
Cash Flows from Investing Activities:
Acquisition of equity investment	(10,000)	—	—
Purchase of property and equipment and intangible asset	(190,989)	(134,386)	(676)
Net cash used in investing activities	(200,989)	(134,386)	(676)
Cash Flows from Financing Activities:
Proceeds from the issuance of bridge notes	—	—	5,372
Proceeds from issuance of convertible notes	—	667,500	—
Payments for debt issuance costs	—	(209)	—
Payments made for capped call options	—	(96,788)	—
Payments made to initial purchasers for convertible notes	—	(8,314)	—
Proceeds from exercise of warrants	—	89,023	—
Payments for stock issuance costs and redemption of unexercised warrants	—	(22)	—
Proceeds from issuance of convertible equity security, net of issuance costs	—	—	46,500
Payments to tax authorities for statutory withholding taxes	(1,562)	(9,869)	—
Proceeds from recapitalization of Spartan shares, net of redemptions and issuance costs	—	—	976,023
Proceeds from the exercise of stock options	2,154	5,616	87
Proceeds from stock issuance under "At-the-market" offering	190,492	—	—
Payments for "At-the-market" issuance costs	(3,448)	—	—
Net cash provided by financing activities	187,636	646,937	1,027,982
Net increase (decrease) in cash and cash equivalents	(465,890)	211,281	989,300
Cash and cash equivalents, beginning of the period	1,202,439	991,158	1,858
Cash and cash equivalents, end of the period	$736,549	$1,202,439	$991,158
Supplemental disclosure of cash flow information
Cash paid for interest	$17,985	$—	$—
Cash paid for income taxes	$46	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Overview of the Company
Fisker Inc. (“Fisker” or the “Company”) was originally incorporated in the State of Delaware in October 13, 2017 as a special purpose acquisition company under the name Spartan Energy Acquisition Corp. (“Spartan”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Spartan completed its IPO in August 2018. On October 29, 2020, Spartan’s wholly-owned subsidiary merged with and into Fisker Holdings Inc., a Delaware corporation (“Legacy Fisker”), with Legacy Fisker surviving the merger as a wholly-owned subsidiary of Spartan (the “Business Combination”). In connection with the Business Combination, Spartan changed its name to Fisker Inc.
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
Going Concern, Liquidity and Capital Resources
The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. As of December 31, 2022, the Company had approximately $736.5 million in cash and cash equivalents, which is unrestricted and available for Fisker's general use. The Company believes that substantial doubt about its ability to continue as a going concern does not exist as its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-K.

Since inception, the Company has yet to generate significant revenue from its core business operations and has incurred significant accumulated losses of approximately $1.2 billion. The Company expects to continue to incur significant operating losses for the foreseeable future. The Company expects its capital expenditures and working capital requirements to increase substantially in 2023 and beyond, as it progresses toward serial production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. The Company may, however, need additional cash resources, including proceeds of up to $156.5 million from the sale of Class A common stock under its at-the-market equity program, to fund its operations until it commences serial production levels of the Fisker Ocean and achieves a level of production and sales that provide for operating profitability. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, the Company may need to seek additional equity or debt financing and there can be no assurance that the Company will be successful in its efforts. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to decrease its planned level of investment in product development or scale back its operations, including production of the Fisker Ocean, which could have an adverse impact on its business and financial prospects.
Supplier Risk
The Company continued nomination of suppliers with an accelerated phase during the year for engineering, development, testing, tooling and production of components for serial production of its vehicles, which will be assembled in Austria. As of December 31, 2022, these supplier contracts do not represent unconditional purchase obligations with take-or-pay or specified minimum quantities provisions with the exception of an agreement securing battery capacity for the Fisker Ocean SUV. Under the terms of the agreement, the battery supplier will deliver two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually, from 2023 through 2025.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market mutual funds, which is unrestricted and available for Fisker's general use.
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
Long-Lived Assets
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Useful Life (in years)
Tooling	3-8
Machinery and equipment	5-15
Furniture and fixtures	5-10
IT hardware and software	3-10
Leasehold improvements	Shorter of their estimated life or remaining lease term
Construction in progress is comprised primarily of costs incurred to construct serial production tooling located at affiliates of Magna and our suppliers.
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
The Company enters into contracts that meet the definitions of a freestanding instrument, such as capped call options with equity-linked features, and a derivative. A freestanding instrument that is a derivative is evaluated by the Company to determine if it qualifies for an exception to derivative accounting. The Company determines whether the equity-linked feature is indexed to the Company's Class A common stock and whether the settlement provision in the contract is consistent with a fixed-for-fixed equity instrument. To qualify for classification in stockholder's equity, the Company evaluates whether the contract requires physical settlement, net share settlement, or a combination thereof and, when the Company has a choice of net cash settlement or settlement in the Company's shares, additional criteria are evaluated to determine whether equity classification is appropriate. Refer to Note 11 for additional information regarding the accounting for the convertible senior notes and capped call options.
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

The Company accounts for its public and private warrants as a derivative liability initially measured at its fair values and remeasured in the consolidated statements of operations at the end of each reporting period. When the warrants are exercised, the corresponding derivative liability is de-recognized at the underlying fair value of the Class A common stock that is issued to the warrant holder less any cash paid in accordance with the warrant agreement. Upon either cash or cashless exercise, the de-recognized derivative liability results in an increase in additional paid in capital equal to the difference between the fair value of the underlying Class A common stock and its par value. A cashless exercise results in the warrant holder surrendering Class A common stock equal to the stated warrant exercise price based on the contractual terms in the warrant agreement that govern the cashless conversion.
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
In the third quarter of 2022, the Company began accepting order deposits of $5,000 USD or equivalent currency for Fisker Ocean Ones, a limited-edition trim level of the Fisker Ocean. The Company also converted customer deposits for reservation holders who previously made a deposit for an Extreme, Ultra or Sport Ocean prior to August 16, 2022, the enactment date of the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"). Order deposits will be applied to the sales price of the vehicle and recognized as revenue when the vehicle is sold and delivered to the customer. Order Deposits are recognized contract liabilities and not included in customer deposits. The Company has yet to deliver and recognize revenue related to the delivery of a vehicle.
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

Foreign Currency Remeasurement and Transactions
The functional currency of the Company’s U.K., German, Indian and Austrian subsidiaries is the U.S. Dollar. For these subsidiaries, monetary assets and liabilities denominated in non U.S. currencies are re-measured to U.S. Dollars using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in non-U.S. currencies are maintained at historical U.S. Dollar exchange rates. Expenses are re-measured at average U.S. Dollar monthly rates.
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
From inception through December 31, 2022, the Company has primarily granted service and performance based awards. Stock-based compensation expense is recognized for awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each vesting tranche. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For stock-based awards with vesting subject to performance conditions, stock-based compensation expense is recognized over the requisite service period when the performance conditions becomes probable of achievement . All stock-based compensation expense are recorded in selling, general and administrative or research and development costs in the statements of operations based upon the underlying individual’s role at the Company except for the capitalization of costs associated with the Magna warrants (see Note 13).
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist primarily of payroll, benefits and stock-based compensation of those employees engaged in research, design and development activities, costs related to design and prototype tools, prototype development work, and supplies and services.
Advertising Expense
All advertising costs are expensed as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising expense was $9.3 million, $6.3 million, and $0.8 million, respectively.
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
Recently Adopted Accounting Pronouncements
In September 2020, the FASB issued ASU 2020-06,Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The ASU also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The ASU amends the diluted earnings per share guidance, including the requirement to use if-converted method for all convertible instruments and an update for instruments that can be settled in either cash or shares. We early adopted ASU 2020-06 effective on January 1, 2021 applying the modified retrospective method. Since the Company did not have any financial instruments as of January 1, 2021 within the scope of ASU 2020-06, early adoption had no effect on the Company’s consolidated financial statements.
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
The Company incurred approximately $1.5 million of expenses for the year ended December 31, 2020, primarily related to advisory, legal, and accounting fees in conjunction with the Business Combination, which are included in selling, general and administrative expenses on the consolidated statement of operations.
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

4. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$601,045	$—	$—	$601,045
Equity investment	$3,140	$—	$—	$3,140
Total fair value	$604,185	$—	$—	$604,185

	Fair Value Measured as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$1,181,256	$—	$—	$1,181,256
Total fair value	$1,181,256	$—	$—	$1,181,256

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets. The carrying amounts included in the Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
On July 28, 2021, the Company made a commitment for a private investment in public equity (PIPE) supporting the planned merger of European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. Fisker Inc. was the exclusive electric vehicle automaker in the PIPE and, in parallel, agreed to terms to deliver a range of charging options for its customers in Europe. On March 16, 2022, the merger closed and the Company delivered cash of $10.0 million in exchange for 1,000,000 shares of Allego's Class A common stock (NYSE:ALLG). The Company's ownership percentage is less than 5% and does not result in significant influence. Allego filed with the SEC a registration statement registering the resale of the shares acquired (the “Registration Statement”) that was declared effective by the SEC during the second quarter of 2022. The Company has classified its equity investment in Allego as a current asset. Unrealized losses recognized during the year ended December 31, 2022 on equity securities still held as of December 31, 2022 totaled $6.9 million as shown separately in the Consolidated Statement of Operations.
We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of December 31, 2022, the fair value of the 2026 Notes was $309.8 million. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible senior notes in an over-the-counter market on the last business day of the period.
Upon closing the Business Combination, the Company recognized a $62.7 million liability for its private and public warrants and a corresponding non-cash reduction of additional paid-in capital for the same amount. The Company’s derivative liability for its private and public warrants are measured at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the private warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses an option pricing simulation to estimate the fair value of its private warrants, all of which were exercised in March 2021. The public warrants fair value is determined using its publicly traded prices (Level 1). During 2021, the Company completed its redemption of all outstanding public warrants (refer to Note 8). Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations as a non-operating expense. For the year ended December 31, 2021, the changes in the fair value of the derivative liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatility upon exercise in March and April 2021. The change in fair value of derivatives amounted to a non-cash loss of $138.4 million attributed to public and private warrants during the year ended December 31, 2021, compared to a $75.4 million non-cash loss attributed to public and private warrants during the year ended December 31, 2020.
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

5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consists of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Prepaid insurance	2,951	6,809
Value-added tax receivable	27,928	10,299
Prepaid research and development expenses	—	10,415
Prepaid and other current assets	60,886	2,900
	$91,765	$30,423
The Company made contractual advance payments during 2021 for research and development services to be provided by suppliers in 2022. The Company paid value-added taxes on certain capital expenditures and submitted requests for refunds from tax authorities in foreign countries with a concentration in Europe that are pending repayment as of December 31, 2022 and 2021. Prepaid and other current assets include payments to certain suppliers in advance of production.
.
6. Intangible asset
The Company has the following intangible assets (in thousands):

	As of December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$252,304	$(5,257)	$247,047
		$252,304	$(5,257)	$247,047

	As of December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$231,525	$—	$231,525
		$231,525	$—	$231,525
The Company capitalized certain costs associated with the manufacturing of the Fisker Ocean and production of parts in 2020 and 2021. Amortization for capitalized costs commenced with the start of production for the Fisker Ocean which occurred on November 17, 2022. The Company reassessed the estimated useful life in 2022 and determined the intangible asset, which includes the Company's proprietary manufacturing platform, is limited to 8 years as of December 31, 2022 based on the Company's current contractual arrangements. Amortization expense of capitalized manufacturing costs for the year ended December 31, 2022 was $5.3 million and is expected to be approximately $32.3 million in each of the succeeding five years. The Company will continually assess the reasonableness of the estimated life and consider the extent to which the Company enters into arrangements that extend the estimated useful life. Since the Company did not manufacture vehicles for sale to end customers in the fourth quarter of 2022, amortization expense is attributed to research and development expenses as shown the Consolidated Statements of Operations. Refer to Note 13 for additional information regarding the capitalization of costs upon issuance of warrants to Magna International, Inc. ("Magna").

7. Property and Equipment, net
Property and equipment, net, consists of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Machinery and equipment	$42,298	$1,174
Furniture and fixtures	470	307
IT hardware and software	6,427	3,778
Leasehold improvements	634	20
Construction in progress	339,789	81,160
Total property and equipment	389,618	86,439
Less: Accumulated depreciation and amortization	(2,481)	(796)
Property and equipment, net	$387,137	$85,643
Depreciation and amortization for the years ended December 31, 2022, 2021, and 2020 was $1.9 million, $0.8 million and $0.1 million , respectively. Construction in progress is comprised primarily of costs incurred to construct serial production tooling located at affiliates of Magna and our suppliers. Such assets will be depreciated over the estimated useful lives of the assets once the asset is in the location and condition necessary for it to operate as intended. As of December 31, 2022 and 2021, accounts payable and accrued liabilities includes property and equipment of $144.8 million and $35.4 million, respectively, which is excluded from net cash used in investing activities as reported in the consolidated statement of cash flows.
8. Leases

The Company has entered into various operating lease agreements and a finance lease agreement for certain office space, manufacturing and warehouse facilities, retail and customer services locations, equipment, and vehicles. We determine whether a contractual arrangement is or contains a lease, including embedded leases, at inception and record the lease when the underlying assets is made available for us by the lessor, or the date of commencement.

At lease commencement, the Company measures the lease liability at the present value of lease payments not yet paid. For purposes of calculating lease liabilities, lease terms include options to extend or renew the lease when it is reasonably certain that we will exercise such options. Certain operating leases provide for annual increases to lease payments based on an index or rate. Lease expense for finance lease payments is recognized as amortization expense of the finance lease right-of-use asset over the lease term.

Operating leases
During 2022 and 2021, the Company recorded non-cash lease right-of-use assets of $$33.4 million and $18.3 million and non-cash lease liabilities of $35.0 million and $17.8 million, respectively, on its consolidated balance sheet.
The tables below present information regarding the Company’s lease assets and liabilities (in thousands):

	As of December 31,	As of December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	33,424	18,285
Liabilities:
Operating Lease—Current	7,085	4,552
Operating Lease—Long term	27,884	14,933

The components of lease related expense are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Lease costs:
Operating lease expense	$5,690	$3,318
Short-term lease expense	204	74
Total lease costs	$5,894	$3,392
Other information related to operating leases is as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Weighted average remaining lease term (in years)	4.9	3.6
Weighted average discount rate	5.66%	5.27%
The components of supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$4,348	$957
Non-cash activity:
ROU asset obtained in exchange for operating lease obligations	$19,076	$18,313
Finance leases
During 2022 the Company recorded embedded finance lease right-of-use assets of $4.3 million on its consolidated balance sheet, related to certain equipment and tooling that is controlled and used by the Company for vehicle manufacturing. The Company paid for a majority of the costs during 2022 with a remaining liability of $3.0 million as of December 31, 2022 to be paid in 2023. Amortization of right-of-use assets totaled $0.1 million for the year ended December 31, 2022 and future amortization of embedded finance lease right-of-use assets will be recognized over a lease term of approximately 8 years. Payments made during 2022 for embedded finance lease right-of-use assets totaling $4.3 million are included in purchases of property and equipment in the investing activities of the cash flow statement. The Company did not have any finance leases during 2021. As of December 31, 2022, the embedded finance lease right-of-use assets, totaling $4.2 million and lease liabilities from finance leases are included in other non-current assets and accrued liabilities on the balance sheet.

As of December 31, 2022, future minimum payments of our operating lease liabilities during the next five years and thereafter are as follows (in thousands):

Operating Leases
Year Ending December 31, 2023	$7,039
Year Ending December 31, 2024	7,122
Year Ending December 31, 2025	7,210
Year Ending December 31, 2026	6,569
Year Ending December 31, 2027	2,669
Thereafter	13,617
Total	44,226
Less present value discount	(9,257)
Operating lease liabilities	$34,969
The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at lease inception, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.
9. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	As of December 31,
	2022	2021
Accrued vendor liabilities	$251,291	$67,293
Order deposits	4,860	—
Accrued professional fees	1,145	3,579
Accrued payroll	1,627	1,989
Accrued interest	4,867	6,165
Accrued other	1,135	608
Total accrued expenses	$264,925	$79,634
Accrued expenses include amounts owed to vendors but not yet invoiced in exchange for vendor purchases, research and development services and order deposits. Vendor and research and development expenses which have been invoiced are in accounts payable as of December 31, 2022 and 2021. Accrued vendor expenses are based on estimated costs incurred to date or milestones achieved for engineering, design and development services.
Order Deposits

On July 1, 2022, the Company entered into a contract for global payment processing agreement with JPMorgan Chase Bank, N.A. (“Chase”). Order Deposits paid directly to the Company via ACH or other direct payment mechanisms are received in the Company’s bank account and available for its use in the subsequent month after the month in which the Order Deposits were placed. For Order Deposits made through credit card transactions, Chase holds cash received from customers until the vehicle is delivered to the customer at which time the cash is deposited into the Company’s bank account and available for its use. Cash received from Order Deposits and the conversion of any customer deposit results in the recognition of a contract liability. As of December 31, 2022, contract liabilities totaled $4.9 million and were classified as current liabilities, included in “Accrued Expenses” on the consolidated balance sheet. Order Deposits exclude refundable customer reservation deposits.

10. Customer Deposits
Customer deposits consists of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Customer reservation deposits	$14,580	$5,546
Customer SUV option	754	754
Total customer deposits	$15,334	$6,300
Customer deposits consist of reservations, which represent cash received for the future right (e.g., a reservation) to order a Fisker Ocean or PEAR, and customer SUV option. Customer reservation deposits are refundable and exclude order deposits .

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
As of December 31, 2022, the 2026 Notes consisted of the following:

Principal	$667,500
Unamortized debt issuance costs	(6,678)
Net carrying amount	$660,822
Interest expense related to the amortization of debt issuance costs was $1.5 million for year ended December 31, 2022. Contractual interest expense was $16.7 million for the year ended December 31, 2022.
As of December 31, 2022, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of December 31, 2022. No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
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
Preferred Stock
As of December 31, 2022 and 2021, the Company is authorized to issue 15,000,000 shares of Preferred Stock with a par value of $0.00001, of which no shares are issued and outstanding.
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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At December 31, 2022, Magna satisfied the first and second milestones and the Company capitalized costs as an intangible asset representing the future economic benefit to Fisker Inc. As of December 31, 2022, the Company determined the third milestone is probable of achievement and capitalized a portion of the award's fair value corresponding to the service period beginning at the grant date and ending in the first quarter of 2023. For the year ended December 31, 2022, the recognized cost of $20.8 million (a non-cash transaction) associated with services rendered increased net capitalized cost - manufacturing to $246.9 million as of December 31, 2022. The Company will continually assess the reasonableness of the estimated life and consider the extent to which the Company enters arrangements that extend the estimated useful life. The Company will also assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated and then if the carrying amount of the intangible asset is not recoverable, determine its fair value and, to the extent the fair value is less than the intangible asset's carrying value, the Company will record an impairment loss. At December 31, 2022, no indicator of impairment exists.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone if met. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of December 31, 2022, none of which are exercised.

	Fair value	Capitalized at December 31, 2022
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	52,215
	$174,297	$168,297
At-the-market Equity Program

In May 2022, we entered into an at-the-market distribution agreement, dated May 24, 2022 with J.P. Morgan Securities LLC and Cowen and Company, LLC as the sales agents (the "Distribution Agreement"), pursuant to which the Company established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to the Company of up to $350.0 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Class A Common Stock sold under the ATM Program is registered with the SEC under the Company's effective shelf registration statement that permits the Company to issue various securities for proceeds of up to $$2.0 billion. The Company issued 22,517,941 shares of Class A common stock during the year ended December 31, 2022 for gross proceeds of $193.5 million, before $2.9 million of commissions and other direct incremental issuance costs, and, as of December 31, 2022, $156.5 million of Class A Common Stock is available for sale under the ATM Program. As of December 31, 2022, the Company may issue securities in the future for up to $1.65 billion under its shelf-registration statement, subject to customary underwriting and due diligence procedures.
14. Loss Per Share
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

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(547,496)	$(471,341)	$(130,004)
Deemed dividend attributable to preferred stock	—	—	—
Net loss attributable to common shareholders	$(547,496)	$(471,341)	$(130,004)
Denominator:
Weighted average Class A common shares outstanding	171,011,940	159,650,008	25,167,525
Weighted average Class B common shares outstanding	132,354,128	132,354,128	109,867,396
Weighted average Class A and Class B common shares outstanding- Basic	303,366,068	292,004,136	135,034,921
Dilutive effect of potential common shares	—	—	—
Weighted average Class A and Class B common shares outstanding- Diluted	303,366,068	292,004,136	135,034,921
Net loss per share attributable to Class A and Class B Common shareholders- Basic	$(1.80)	$(1.61)	$(0.96)
Net loss per share attributable to Class A and Class B Common shareholders- Diluted	$(1.80)	$(1.61)	$(0.96)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Convertible senior notes	33,891,845	33,891,845	—
Stock options and warrants	37,155,050	30,665,546	52,906,676
Total	71,046,895	64,557,391	52,906,676
15. Stock Based Compensation
Upon completion of the Business Combination, the 2016 Stock Plan renamed the 2020 Equity Incentive Plan (the “Plan”). All outstanding awards under the 2016 Stock Plan are modified to adopt the terms under the 2020 Equity Incentive Plan. The modifications are administrative in nature and have no effect on the valuation inputs, vesting conditions or equity classification of any of the outstanding original awards immediately before and after the close of the Business Combination. The Plan is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). The Plan added 24,097,751 shares of Class A Common Stock on October 29, 2020 to increase the maximum aggregate number of shares that may be issued under the Plan to approximately 48 million shares (subject to adjustments upon changes in capitalization, merger or certain other transactions). Also, upon completion of the Business Combination, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which up to 3,213,034 Class A Common Stock may be issued. As of December 31, 2022, no shares have been issued under the ESPP.

Stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative expense	$6,861	$1,135	$377
Research and development	12,741	4,487	334
Total	$19,602	$5,622	$711
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
The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2020	18,724,096	$0.69	6.5
Granted	1,138,443	15.96
Exercised	(1,532,002)	0.43
Forfeited	(634,977)	7.86
Balance as of December 31, 2021	17,695,560	$1.44	5.6
Granted	495,700	10.15
Exercised	(213,048)	2.13
Forfeited	(297,616)	12.09
Balance as of December 31, 2022	17,680,596	$1.51	4.7
The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.3	6.3
Volatility	74.9% to 76.4%	90.2% to 99.9%
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.7% to 4.3%	0.6% to 1.5%
Common stock price	$6.95 to $7.99	$15.96
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
Additional information regarding stock options exercisable as of December 31, 2022 is summarized below:

	Options Exercisable at December 31, 2022
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
$0.06 - $24.48	17,680,596	$1.51	4.7
The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the fair value of the Company’s common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2022 was $112.1 million. The intrinsic value of options exercisable was $110.8 million as of December 31, 2022. The total intrinsic value of options exercised was $1.8 million , $26.3 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The weighted-average grant date fair value per share for the stock option grants during the years ended December 31, 2022, 2021, and 2020 was $10.25, $15.96, and $14.65, respectively. As of December 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $26.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.1 years.
Restricted stock awards
The Company granted employees, who rendered services during the years ended December 31, 2021 and December 31, 2020 and were employees of the Company on the respective grant dates, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of the year. The restricted stock unit awards vested on the grant dates occurring in May of 2021 and March of 2022 for the respective preceding years resulted in stock-based compensation expense of $4.6 million recognized for the year ended December 31, 2022 and $0.7 million for the year ended December 31, 2021. The Company’s founders declined to receive an award related to performance in 2020 and 2021. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member received an annual RSU equal to $200,000 granted on the date of the Company’s annual shareholders’ meeting which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”).
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

The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Awarded	176,561	13.01
Vested	(157,752)	12.93
Forfeited	(1,635)	14.05
Unvested at December 31, 2021	17,174	$13.47
Awarded	494,091	10.25
Vested	(498,497)	11.19
Forfeited	(1,016)	11.46
Unvested at December 31, 2022	11,752	$12.45
The Company did not grant RSU awards during the year ended December 31, 2020.
Performance-based restricted stock awards
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs will be awarded to any new employee hired in the fourth quarter of 2021 and during 2022 on a pro-rata basis based on a reduction in time of service. The number of shares subject to a Grantee’s PRSU award equals the Grantee’s PRSU Value divided by the closing price per Class A common share on the service inception date, or if the service inception date is not a trading day, the closing price per Share on the closest trading day immediately prior to the service inception date; in each case rounded down to the nearest whole number. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which will occur when each performance condition is achieved, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. As of December 31, 2021, the Company has approved and authorized PRSUs equal to 3,140,423 shares of Class A common stock with a PRSU value of $22.8 million based on approved value of the award and the underlying stock price of a Class A share of common stock on the date awarded. During 2021, 176,965 PRSU awards were forfeited upon employee terminations. Recognition of stock-based compensation occurs when the performance conditions are probable of achievement. Measurement of stock-based compensation attributed to the PRSU awards will be based on the fair value of the underlying Class A common stock once the grant date is determined (e.g., variable accounting). As of December 31, 2022, the third performance condition has been achieved resulting in compensation expense of $10.1 million. The grant date of the PRSUs has not been determined as performance against key performance conditions and department performance against goals are being evaluated and thus the PRSUs remain subject to variable accounting treatment.

16. Retirement Plan
The Company has a 401(k) savings plan (the 401(k) Plan), which is intended to be a tax- qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the IRS.
17. Income Taxes
The Company's income/(loss) before provision for income taxes was subject to taxes in the following jurisdictions for the following periods (in thousands):

	For the years ended December 31,
	2022	2021	2020
United States	$(549,514)	$(470,603)	$(129,821)
International	2,203	(723)	(183)
Total	$(547,311)	$(471,326)	$(130,004)

The Company has increasing foreign operations and pre-tax income from its foreign operations has no material impact on Income tax. Income tax expense attributable to income/(loss) from continuing operations consists of the following (in thousands):

	For the years ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	—	—	—
International	221	15	—
Total current tax provision	$221	$15	$—
Deferred
Federal	$—	$—	$—
State	—	—	—
International	(36)	—	—
Total deferred tax provision	$(36)	$—	$—
Total Tax Provision	$185	$15	$—

The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Expected federal income tax benefit	21.0%	21.0%	21.0%
State taxes net of federal benefit	4.2%	3.7%	(0.7)%
Tax credits	0.9%	0.8%	0.1%
Valuation allowance	(25.3)%	(20.0)%	(6.2)%
Fair value of derivatives	0.0%	(6.2)%	(13.8)%
Other	(0.8)%	0.7%	(0.4)%
Income taxes provision (benefit)	0.0%	0.0%	0.0%

Effective January 1, 2022, provisions in the Tax Cuts and Jobs Act of 2017 will require the Company to capitalize and amortize research and development costs rather than deducting the costs as incurred. Unless the effective date is deferred or the law is modified or repealed, we expect an increase to our effective tax rate in future years through increased future cash taxes.
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

The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$147,789	$104,174
Tax credits	11,461	3,842
Lease liability	6,793	5,085
Capitalized research and development costs	82,084	—
Other	7,042	892
Total deferred tax assets	255,169	113,993
Deferred tax liabilities:
ROU asset	(6,902)	(5,198)
Other	—	—
Total deferred tax liabilities	(6,902)	(5,198)
Valuation allowance	(248,230)	(108,794)
Net deferred tax asset/(liability)	$37	$1
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
The changes in the valuation allowance related to current year operating activity was an increase in the amount of $139 million during the year ended December 31, 2022 (in thousands):

	Year Ended December 31,
(in thousands)	2022	2021	2020
Beginning of the year	$108,794	$14,562	6,551
Increase—income tax benefit	139,436	94,232	8,011
End of the year	$248,230	$108,794	$14,562
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
As of December 31, 2022, the Company has approximately $557 million and $445 million of federal and state NOLs respectively. Federal NOLs generated prior to 2017 begin expiring in the calendar year 2036. Under the new Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2020, 2021, or 2022, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation was temporarily removed, allowing NOLs to fully offset net taxable income. California has not conformed to the indefinite carryforward period for NOLs. The NOLs begin expiring in the calendar year 2036 for state purposes.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research and development (“R&D”) expenditures within the meaning of IRC §41. The R&D tax credit carryforward as of

December 31, 2022 is $9.6 million and $6.0 million for Federal and State, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2036 for federal purposes. The Company has adjusted the deferred tax assets related to Federal R&D credit carryover to account for any expiring tax credits.
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
As of December 31, 2022, the Company has total uncertain tax positions of $3.0 million, which is related to R&D tax credits and recorded as a reduction of the deferred tax asset. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning of the year	$968	$229	$100
Increase related to current year tax positions	2,007	871	129
Increase related to prior year tax positions	—	—	—
Decrease for tax positions of prior years	—	(129)	—
Decrease due to expiration of statute of limitations	—	(3)	—
End of the year	$2,975	$968	$229
It is not expected that there will be a significant change in uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income tax and three foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2022. The Company’s federal and state tax years for 2017 and forward are subject to examination by taxing authorities.
18. Related Party Transactions
In July 2019 and in June 2020, the Company entered into bridge note payables with Roderick K. Randall, a member of the Company’s Board of Directors, and The Randall Group Fisker Series C, for which Mr. Randall is the Managing Director, for the principal sum of $100,000 and $220,000, respectively. In addition, Legacy Fisker sold 1,236,610 shares of Series A preferred stock to Mr. Randall and Series Fisker, a separate series of The Randall Group, LLC, for which Mr. Randall is the Series Manager, for $924,984. The bridge notes and Series A preferred stock were converted into 3,402,528 shares of Class A Common Stock at an exchange ratio of 2.7162 upon completion of the Business Combination. The Company also had a consulting agreement with Mr. Randall dated May 1, 2017. In connection with the consulting agreement, he received an option grant to purchase 159,769 shares (post business combination) of our Class A common stock. Also, Mr. Randall received option grants to purchase 67,905 and 13,581 shares (post business combination) of our Class A common stock on June 22, 2020. He also received annual Board of Directors restricted stock unit awards for 24,271 and 15,723 shares of Class A common stock vesting quarterly over twelve months from the date of our annual shareholders’ meetings held on June 7, 2022 and June 8, 2021, respectively.
In 2018, Legacy Fisker sold 135,000 shares of Series A preferred stock to the Nadine I. Watt Jameson Family Trust, a trust controlled by Mrs. Watt, a member of the Company’s Board of Directors, and her spouse, G. Andrew Jameson, for $100,980. The Series A preferred stock were converted into 366,690 shares of Class A Common Stock at an exchange ratio of 2.7162 upon completion of the Business Combination. Mrs. Watt received an option grant to purchase 13,581 shares (post business combination) of our Class A common stock on June 22, 2020 and Mr. Jameson received an option grant to purchase 14,939 shares (post business combination) of our Class A common stock on September 21, 2020 in exchange for providing consulting services. Under the Company’s Outside Director Compensation Policy, Mrs. Watt received an annual Board of Directors restricted stock unit award for 24,271 and $15,723 shares of Class A common stock vesting quarterly over twelve months from the date of our annual shareholders’ meetings held on June 7, 2022 and June 8, 2021, respectively.
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors and granted him a restricted stock unit representing 2,711 shares of Class A common stock, which vested on the date of the Company’s annual meeting held on June 8, 2021. Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses for legal services rendered by Orrick totaling approximately $9.1 million, $1.8 million, and $0.3 million, respectively. Mr. Zuklie also held 54,461 shares of Class A Common Stock at the time of his appointment to the Board of Directors. Under the Company’s Outside Director Compensation Policy, Mr. Zuklie received an annual Board of Directors restricted stock unit award for 24,271 and 15,723 shares of Class A common stock vesting quarterly over twelve months from the date of the Company’s annual shareholders’ meetings held on June 7, 2022 and June 8, 2021, respectively.
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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2022 was audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing under Item 8.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

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
The following list is a list of exhibits filed as part of this

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
1.1	Distribution Agreement, dated as of May 24, 2022, between Fisker Inc., J.P. Morgan Securities LLC and Cowen and Company, LLC.	8-K	001-38625	1.1	5/24/2022

2.1*	Business Combination Agreement and Plan of Reorganization, dated as of July 10, 2020, by and among Spartan Energy Acquisition Corp., Spartan Merger Sub and Fisker Inc.	8-K	001-38625	10.3	7/13/2020

3.1	Second Amended and Restated Certificate of Incorporation of Fisker Inc.	8-K	001-38625	3.1	11/4/2020

3.2	Amended and Restated By-Laws of Fisker Inc.	8-K	001-38625	3.2	11/4/2020

4.1	Specimen Class A Common Stock Certificate.	S-1/A	333-226274	4.2	7/27/2018

4.2	Warrant Agreement, dated August 9, 2018, between Continental Stock Transfer & Trust Company and Spartan Energy Acquisition Corp.	S-1/A	333-226274	4.1	7/27/2018

4.3	Warrants to Purchase Shares of Class A Common Stock issued to Magna International Inc. dated October 29, 2020.	8-K	001-38625	4.4	11/4/2020

4.4	Specimen Warrant Certificate.	S-1/A	333-226274	4.3	7/27/2018

4.5	Description of Securities.	10-K/A	001-38625	4.5	5/17/2021

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.1	Sponsor Agreement, dated July 10, 2020 by and between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC.	8-K	001-38625	10.1	7/13/2020
10.2	Amended and Restated Registration Rights Agreement, dated as of October 29, 2020, by and among Fisker Inc., Spartan Energy Acquisition Sponsor LLC and certain other parties.	8-K	001-38625	10.2	11/4/2020

10.3	Form of Lock-Up Agreement.	8-K	001-38625	10.3	11/4/2020

10.4	Form of Subscription Agreement.	8-K	001-38625	10.2	7/13/2020

10.5	Form of Indemnification Agreement between Fisker Inc. and each of its officers and directors.	8-K	001-38625	10.5	11/4/2020

10.6*	Cooperation Agreement by and among Fisker Inc., Magna International Inc., and Spartan Energy Acquisition Corp. dated as of October 14, 2020.	8-K	001-38625	10.1	10/15/2020

10.7*	Sublease Agreement by and between Cosmo Co., USA, and Fisker Inc., dated as of September 21, 2020.	8-K	001-38625	10.7	11/4/2020

10.8	Lease Agreement by and between Continental 830 Nash LLC and Fisker Group Inc., dated as of October 2, 2020.	8-K	001-38625	10.8	11/4/2020

10.9†	Fisker Inc. Outside Director Compensation Policy.	8-K	001-38625	10.9	11/4/2020

10.10†	Fisker Inc. Executive Incentive Bonus Plan.	8-K	001-38625	10.10	11/4/2020

10.11†	Fisker Inc. Form of Executive Severance Agreement.	8-K	001-38625	10.11	11/4/2020

10.12†	Fisker Inc. 2020 Equity Incentive Plan and related forms of award agreements.	8-K	001-38625	10.12	11/4/2020

10.13†	Fisker Inc. 2020 Employee Stock Purchase Plan.	8-K	001-38625	10.13	11/4/2020

10.14†	Fisker Inc. 2016 Equity Incentive Plan, as amended, and related form of option agreement.	8-K	001-38625	10.14	11/4/2020

10.15	Letter Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp. and its officers and directors and Sponsor.	8-K	001-38625	10.1	8/14/2018

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.16	First Amendment to Lease by and between Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common, and Fisker Group Inc. dated as of February 5, 2021	8-K	001-38625	10.1	2/9/2021
10.17*	Project Pear Cooperation Framework Agreement by and between Fisker Group Inc. and AFE, Inc. entered into as of May 13, 2021.	10-Q	001-38625	10.1	5/17/2021
10.18*	Detailed Manufacturing Agreement effective June 12, 2021 by and between Fisker Group Inc. and Magna Steyr Fahrzeugtechnik AG & Co KG	8-K	001-38625	10.1	6/17/2021
10.19	Indenture, dated as of August 17, 2021 between Fisker Inc., as issuer, and U.S. Bank National Association, as trustee	8-K	001-38625	10.1	8/17/2021

16.1	Letter to the Securities and Exchange Commission from WithumSmith+Brown, PC, dated November 4, 2020.	8-K	001-38625	16.1	11/4/2020
16.2	Letter to the Securities and Exchange Commission of Deloitte & Touche LLP, dated April 9, 2021	8-K	001-38625	16.1	4/9/2021

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, former independent registered public accounting firm of Fisker Inc.					X
23.2	Consent of PricewaterhouseCoopers LLP, current independent registered public accounting firm of Fisker Inc.					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act.					X

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)					X
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

FISKER INC.

Date: March 1, 2023	/s/ Henrik Fisker
	Name:	Henrik Fisker
	Title:	Chairman of the Board, President and Chief Executive Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henrik Fisker	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Henrik Fisker

/s/ Geeta Gupta-Fisker	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer)	March 1, 2023
Geeta Gupta-Fisker

/s/ John Finnucan	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
John Finnucan

/s/ Wendy J. Greuel	Director	March 1, 2023
Wendy J. Greuel

/s/ Mark E. Hickson	Director	March 1, 2023
Mark E. Hickson

/s/ William R. McDermott	Director
William R. McDermott		March 1, 2023

/s/ Roderick K. Randall	Director	March 1, 2023
Roderick K. Randall

/s/ Nadine I. Watt
Nadine I. Watt	Director	March 1, 2023

/s/ Mitchell S. Zuklie	Director	March 1, 2023
Mitchell S. Zuklie