Form 10-Q
period 2023-03-31
Fisker Inc./DE
filed 2023-05-09
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 197,898,275 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

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
•the possibility that COVID-19, the Russian-Ukraine war or rising inflation may adversely affect the results of our operations, financial position and cash flows; and
•other factors described in this report, including those described in the section entitled “Risk Factors” under Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023, as supplemented by reports subsequently filed with the SEC.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$652,534	$736,549
Restricted cash	4,624	—
Prepaid expenses and other current assets	126,305	91,765
Equity investment	2,410	3,140
Total current assets	785,873	831,454
Non-current assets:
Property and equipment, net	420,607	387,137
Intangible assets	241,322	246,922
Right-of-use assets, net	38,680	33,424
Other non-current assets	18,064	16,489
Total non-current assets	718,673	683,972
TOTAL ASSETS	$1,504,546	$1,515,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,317	$58,871
Accrued expenses	310,710	264,925
Lease liabilities	7,323	7,085
Total current liabilities	386,350	330,881
Non-current liabilities:
Customer deposits	15,669	15,334
Lease liabilities	33,587	27,884
Convertible senior notes	661,250	660,822
Total non-current liabilities	710,506	704,040
Total liabilities	1,096,856	1,034,921
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 197,843,646 and 187,599,812 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	1,704,622	1,650,196
Accumulated deficit	(1,287,296)	(1,166,741)
Receivable for stock issuance	(9,639)	(2,953)
Total stockholders’ equity	407,690	480,505
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,504,546	$1,515,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$198	$12
Cost of goods sold	164	11
Gross margin	34	1
Operating costs and expenses:
Selling, general and administrative	44,648	21,992
Research and development	76,999	101,460
Total operating costs and expenses	121,647	123,452
Loss from operations	(121,613)	(123,451)
Other income (expense):
Other income (expense), net	(45)	(371)
Interest income	6,894	265
Interest expense	(4,601)	(4,383)
Foreign currency gain (loss)	(401)	746
Unrealized gain (loss) recognized on equity securities	(730)	5,120
Total other income (expense)	1,117	1,377
Loss before income taxes	(120,496)	(122,074)
Provision for income taxes	(59)	—
Net loss	$(120,555)	$(122,074)
Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.38)	$(0.41)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	320,983,589	296,508,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable for stock issuance	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended March 31, 2023	Shares	Amount	Shares	Amount
Balance at December 31, 2022	187,599,812	$2	132,354,128	$1	$1,650,196	$(2,953)	$(1,166,741)	$480,505
Stock-based compensation	—	—	—	—	(1,642)	—	$—	$(1,642)
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	1,359,754	—	—	—	20	—	$—	$20
Recognition of Magna warrants	—	—	—	—	2,230	—	$—	$2,230
Shares issued under "At-the-market" offering, net of stock issuance costs	8,884,080	—	—	—	53,818	(6,686)	$—	$47,132
Net Loss	—	—	—	—	—	—	$(120,555)	$(120,555)
Balance at March 31, 2023	197,843,646	$2	132,354,128	$1	$1,704,622	$(9,639)	$(1,287,296)	$407,690

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended March 31, 2022	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,377,306	$2	132,354,128	$1	$1,419,284	$(619,245)	$800,042
Stock-based compensation	—	—	—	—	5,065	—	5,065
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	459,630	—	—	—	298	—	298
Recognition of Magna warrants	—	—	—	—	6,695	—	6,695
Net Loss	—	—	—	—	—	(122,074)	(122,074)
Balance at March 31, 2022	164,836,936	$2	132,354,128	$1	$1,431,342	$(741,319)	$690,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(120,555)	$(122,074)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation (benefit)/expense	(1,642)	5,065
Depreciation and amortization	9,150	379
Amortization of right-of-use asset	1,504	900
Accretion of debt issuance costs	428	204
Unrealized (gain)/loss recognized on equity securities	730	(5,120)
Unrealized foreign currency (gain)/loss	1,435	(744)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(36,115)	(1,524)
Accounts payable and accrued expenses	61,807	13,024
Customer deposits	335	4,755
Change in operating lease liability	(819)	(853)
Net cash used in operating activities	(83,742)	(105,988)
Cash Flows from Investing Activities:
Acquisition of equity investment	—	(10,000)
Purchases of property and equipment and intangible asset	(45,748)	(45,750)
Net cash used in investing activities	(45,748)	(55,750)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	2,788	1,861
Proceeds from stock issuance under "At-the-market" offering	47,986	—
Payments for "At-the-market" issuance costs	(675)	—
Net cash provided by financing activities	50,099	1,861
Net increase (decrease) in cash and cash equivalents	(79,391)	(159,877)
Cash and cash equivalents, beginning of the period	736,549	1,202,439
Cash, cash equivalents and restricted cash, end of the period	$657,158	$1,042,562
Supplemental disclosure of cash flow information
Cash paid for interest	8,344	$9,642
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the three-months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three-months ended March 31, 2023 and 2022, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three-months ended March 31, 2023 and 2022.
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
Going Concern, Liquidity and Capital Resources

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. As of March 31, 2023, the Company had approximately $653 million in unrestricted cash and cash equivalents. The Company believes that substantial doubt about its ability to continue as a going concern does not exist as its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-Q.

Since inception, the Company has yet to generate any significant revenue from its core business operations and has incurred significant accumulated losses of approximately $1.3 billion. The Company expects to continue to incur significant operating losses for the foreseeable future. The Company expects its capital expenditures and working capital requirements to increase substantially in 2023 and beyond, as it progresses toward serial production of the Fisker Ocean EV model, develop its customer support and marketing infrastructure and expand its research and development efforts. The Company may, however, need additional cash resources, including proceeds of up to $101.7 million from the sale of Class A common stock under its at-the-market equity program, to fund its operations until it commences serial production levels of the Fisker Ocean and achieves a level of production and sales that provide for operating profitability. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, the Company may need to seek additional equity or debt financing and there can be no assurance that the Company will be successful in its efforts. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to decrease its planned level of investment in product development or scale back its operations,including production of the Fisker Ocean, which could have an adverse impact on its business and financial prospects.
Supplier Risk
Suppliers will begin production of components for serial production of vehicles, which are scheduled to be assembled in Austria, during the second quarter of 2023. As of March 31, 2023, these supplier contracts do not represent unconditional purchase obligations with take-or-pay or specified minimum quantities provisions. The Company has secured battery capacity with a supplier located in China for the Fisker Ocean SUV. Under the terms of the agreement, from 2023 through 2025, the battery supplier will deliver two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually.
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
Restricted Cash
Cash and cash equivalents that is restricted is primarily related to letters of credit issued to suppliers. The Company's restricted cash balance was $4.6 million as of March 31, 2023. Cash and cash equivalents are unrestricted as of December 31, 2022. Subsequent to March 31, 2023, the Company's restricted cash balance related to letters of credit issued to suppliers increased to $29.7 million.
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
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of March 31, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.

The Company’s income tax provision consists of an estimate for U.S. federal, foreign and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of March 31, 2023.
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

Foreign Currency Remeasurement and Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. For these subsidiaries, monetary assets and liabilities denominated in non-U.S. currencies are re-measured to U.S. Dollars using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in non-U.S. currencies are maintained at historical U.S. Dollar exchange rates. Expenses are re-measured at average U.S. Dollar monthly rates.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are immaterial for all periods presented.

In April and July 2022, the Company purchased 130.1 million Euros for 140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for 50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.018 Euro, which are designed to provide an economic hedge against future foreign currency exposures. The Company has used purchased Euros totaling 65.0 million for Euro-denominated capital expenditures and expenses during the three-months ended March 31, 2023 and has 24.6 million Euros available as of March 31, 2023 for future foreign currency exposures.

3. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$577,752	$—	$—	$577,752
Equity investment	2,410	—	—	2,410
Total fair value	$580,162	$—	$—	$580,162

	Fair Value Measured as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$601,045	$—	$—	$601,045
Equity investment	3,140	—	—	3,140
Total fair value	$604,185	$—	$—	$604,185
The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets. The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
On July 28, 2021, the Company made a commitment for a private investment in public equity (PIPE) supporting the planned merger of European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. Fisker Inc. is the exclusive electric vehicle automaker in the PIPE and, in parallel, agreed to terms to deliver a range of charging options for its customers in Europe. On March 16, 2022, the merger closed and the Company delivered cash of $10.0 million in exchange for 1,000,000.00 shares of Allego's Class A common stock (NYSE:ALLG). The Company's ownership percentage is less than 5% and does not result in significant influence and has classified its equity investment in Allego as a current asset. Unrealized loss recognized during the three-months ended March 31, 2023 on equity securities held as of March 31, 2023 totaled $0.7 million as shown separately in the Condensed Consolidated Statement of Operations.
We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of March 31, 2023, the fair value of the 2026 Notes was $205.4 million. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible notes in an over-the-counter market on the last business day of the period.

4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023	As of December 31, 2022
Prepaid insurance	2,588	2,951
Value-added tax receivable	22,044	27,928
Inventory	29,016	4,276
Prepaid and other current assets	72,657	56,610
	$126,305	$91,765

The Company paid value-added taxes on certain capital expenditures and submitted requests for refunds from tax authorities in foreign countries with a concentration in Europe that are pending repayment as of March 31, 2023 and December 31, 2022. Prepaid and other current assets include payments to certain suppliers in advance of production. Inventory consists of raw materials to be used in production.

5. Intangible Assets
The Company has the following intangible assets (in thousands):

	As of March 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$254,534	$(13,212)	$241,322
		$254,534	$(13,212)	$241,322

	As of December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$252,304	$(5,382)	$246,922
		$252,304	$(5,382)	$246,922
Amortization expense of capitalized costs associated with the manufacturing of the Fisker Ocean and production parts, and for warrants granted to Magna International, Inc. (“Magna”) for the three-months ended March 31, 2023 was $8.0 million and is expected to be approximately $31.8 million for the year ending December 31, 2023 and in each of the succeeding five years. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 9 for additional information regarding the capitalization of costs upon issuance of warrants to Magna.
6. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Tooling	$46,960	$—
Machinery and equipment	27,513	9,298
Furniture and fixtures	563	470
IT hardware and software	9,256	6,427
Leasehold improvements	634	634
Construction in progress	339,706	372,789
Total property and equipment	424,632	389,618
Less: Accumulated depreciation and amortization	(4,025)	(2,481)
Property and equipment, net	$420,607	$387,137
Construction in progress is comprised primarily of costs incurred to construct serial production tooling located at affiliates of Magna and our suppliers. Assets of $47.0 million that are ready for their intended use have changed categories from Construction in progress to Tooling during the three-months ended March 31, 2023. As of March 31, 2023, accounts payable and accrued expenses includes acquired property and equipment of $133.9 million compared to $144.8 million as of December 31, 2022, which is excluded from net cash used in investing activities as reported in the condensed consolidated statement of cash flows for the three-months ended March 31, 2023.
The amounts in the table above as of December 31, 2022 have been updated to correct a disclosure classification error between fixed asset categories such that Machinery and equipment was overstated and Construction in progress was understated by $33.0 million. The Company determined the error was not material to its previously issued financial statements as it did not affect the Company's financial position as of December 31, 2022 or its results from operations and cash flows for the year ended December 31, 2022.

7. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	March 31, 2023	December 31, 2022
Accrued vendor liabilities	$291,067	$251,291
Order deposits	4,917	4,860
Accrued professional fees	2,030	1,145
Accrued payroll	4,415	1,627
Accrued interest	695	4,867
Accrued other	7,586	1,135
Total accrued expenses	$310,710	$264,925
Accrued expenses include amounts owed to vendors but not yet invoiced in exchange for vendor purchases, research and development services, and order deposits. Certain estimates of accrued vendor expenses are based on costs incurred to date.
Order Deposits

In the third quarter of 2022, the Company began accepting order deposits of $5,000 USD or equivalent currency (Order Deposits) for Fisker Ocean Ones, a limited-edition trim level of the Fisker Ocean. The Company also converted customer deposits for reservation holders who previously made a deposit for an Extreme, Ultra or Sport Ocean prior to August 16, 2022, the enactment date of the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"). Order deposits will be applied to the sales price of the vehicle and recognized as revenue when the vehicle is sold and delivered to the customer. Order Deposits are not included in customer deposits.

On July 1, 2022, the Company entered into a contract for global payment processing agreement with JPMorgan Chase Bank, N.A. (“Chase”). Order Deposits paid directly to the Company via ACH or other direct payment mechanisms are received in the Company’s bank account and available for its use in the subsequent month after the month in which the Order Deposits were placed. For Order Deposits made through credit card transactions, Chase holds cash received from customers until the vehicle is delivered to the customer at which time the cash is deposited into the Company’s bank account and available for its use. Cash received from Order Deposits and the conversion of any customer deposit results in the recognition of a contract liability. As of March 31, 2023 contract liabilities totaled $4.9 million and were classified as current liabilities, included in “Accrued Expenses” on the consolidated balance sheet.
8. Customer Deposits
Customer deposits consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Customer reservation	$14,915	$14,580
Customer SUV option	754	754
Total customer deposits	$15,669	$15,334

Customer deposits consist of reservations, which represent cash received for the future right (e.g., a reservation) to order a Fisker Ocean or PEAR, and customer SUV option. Each reservation requires a deposit of $250 USD or equivalent currency.

9. Convertible Senior Notes
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
The 2026 Notes are unsecured obligations which bear regular interest at 2.50% annually and are payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The 2026 Notes will mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 50.7743 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $19.70 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
As of March 31, 2023, the 2026 Notes consisted of the following (in thousands):

Principal	$667,500
Unamortized debt issuance costs	(6,250)
Net carrying amount	$661,250
Interest expense related to the amortization of debt issuance costs for the three-months ended March 31, 2023 was $0.4 million. Contractual interest expense for the three-months ended March 31, 2023 was $4.2 million.

As of March 31, 2023, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of March 31, 2023.No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
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
10. Common Stock and Warrants
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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At March 31, 2023, Magna satisfied the first and second milestones and the Company capitalized costs as an intangible asset representing the future economic benefit to Fisker Inc. As of March 31, 2023, the Company determined the third milestone is probable of achievement and capitalized a portion of the award's fair value corresponding to the service period beginning at the grant date and ending in the second quarter of 2023, a change in the estimated service period of the third tranche from 29 months to 31 months resulting in a decrease of the carrying value and related accretion of $3.8 million in the three-month period ended March 31, 2023. For the three-months ended March 31, 2023, the recognized cost of $2.2 million (a non-cash transaction) associated with services rendered, resulted in increased capitalized cost - manufacturing to $254.5 million as of March 31, 2023. Throughout its useful life, including the period of time before completion, the Company will assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated and then if the carrying amount of the intangible asset is not recoverable, determine its fair value and record an impairment loss. At March 31, 2023, no indicators of impairment exists.

The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone if met. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of March 31, 2023, none of which are exercised.

	Fair value	Capitalized at March 31, 2023
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	54,445
	$174,297	$170,527
At-the-market Equity Program
In May, 2022, we entered into an at-the-market distribution agreement, dated May 24, 2022 with J.P. Morgan Securities LLC and Cowen and Company, LLC as the sales agents (the "Distribution Agreement"), pursuant to which the Company established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to the Company of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Class A Common Stock sold under the ATM Program is registered with the SEC under the Company's effective shelf registration statement that permits the Company to issue various securities for proceeds of up to $2.0 billion. The Company issued 8,884,080 shares of Class A common stock during the three-months ended March 31, 2023 for gross proceeds of $54.8 million, before $0.8 million of commissions and other direct incremental issuance costs and stock issuance receivable of $9.6 million (non-cash), and, as of March 31, 2023, $101.7 million of Class A Common Stock is available for sale under the ATM Program. As of March 31, 2023, the Company may issue securities in the future for up to $1.65 billion under its shelf-registration statement, subject to customary underwriting and due diligence procedures.
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

	Three-months Ended March 31,
	2023	2022
Numerator:
Net loss	$(120,555)	$(122,074)
Denominator:
Weighted average Class A common shares outstanding	188,629,461	164,154,491
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	320,983,589	296,508,619
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.38)	$(0.41)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of March 31,
	2023	2022
Convertible senior notes	33,891,845	33,891,845
Stock options and warrants	37,054,239	30,560,564
Total	70,946,084	64,452,409
12. Stock Based Compensation
The 2020 Equity Incentive Plan (the “Plan”) is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). Also, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which Class A Common Stock may be issued. As of March 31, 2023, no shares have been issued under the ESPP.
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31, 2023
	2023	2022
Selling, general and administrative expense/(benefit)	$(657)	$1,773
Research and development expense/(benefit)	(985)	3,292
Total	(1,642)	5,065
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

The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2022	17,679,596	1.51	4.7
Granted	7,000	7.05
Exercised	(34,124)	0.60
Forfeited	(72,687)	14.42
Balance as of March 31, 2023	17,579,785	1.46	4.5
The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

Three Months Ended March 31, 2023
Expected term (in years)	6.3
Volatility	74.5% to 75.2%
Dividend yield	0.0%
Risk-free interest rate	3.40% to 4.00%
Common stock price	$6.98 to $7.10
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
Restricted stock awards
During the three months ended March 31, 2022, the Company granted employees, who rendered services during the year ended December 31, 2021 and were employees of the Company on the grant date, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of the year. The restricted stock unit awards vested on the grant date which resulted in the release of 339,340 shares of Class A common stock equal to stock-based compensation expense of $1.5 million recognized in the three-months ended March 31, 2022. The Company’s founders declined to receive an award related to performance in 2021 and 2022. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member will receive an annual RSU equal to $200,000 granted on the date of the Company’s annual shareholders’ meeting which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”). The RSU awards granted to Outside Directors vested on the grant date which resulted in stock-based compensation expense of $0.4 million recognized in each of the three-months ended March 31, 2023 and March 31, 2022, respectively.
The number of Class A Common Stock granted to Outside Directors annually is based on the 30-day average closing trading price of Class A common stock on the day preceding the grant date (“RSU Value”). When an Outside Director exercises his or her RSU Election, the number of shares of Class A Common Stock equal the amount of cash subject to such RSU Election divided by the applicable RSU Value and are fully vested.

The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	11,752	$12.45
Awarded	625,844	6.62
Vested	(47,165)	12.88
Forfeited	(8,992)	12.47
Unvested as of March 31, 2023	581,439	$10.78
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
As of March 31, 2023, the Company has approved and authorized PRSUs equal to 2,191,975 shares of Class A Common Stock with an aggregate PRSU value of $13.5 million of which 1,278,465 awards vested on March 24, 2023, the grant and vesting date for the first tranche of the PRSU award. As of December 31, 2022, achievement of the first tranche of the PRSU award was deemed probable resulting in the recognition of cumulative expense of $10.1 million. During the three-month period ended March 31, 2023, the Company measured the cumulative expense to be recognized upon vesting based on the closing stock price on the grant and vesting date, which resulted in cumulative expense of $7.3 million, a reduction of $2.8 million from the Company's measurement of compensation expense as of the end of 2022. The cumulative catch-up adjustment of $2.8 million recorded in the three-month period ended March 31, 2023 to remeasure the PRSU award exceeded compensation expense of $1.1 million for stock options and restricted stock awards.
The grant date of the second tranche of the PRSUs has not been determined as department goals have not been set and the compensation committee has not determined whether it will use its negative discretion. Thus, achievement of the second tranche of the PRSUs is not probable as of March 31, 2023 and remains subject to variable accounting treatment.
13. Related Party Transactions
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors . Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the three-months ended March 31, 2023 and 2022, the Company incurred expenses for legal services rendered by Orrick totaling approximately $0.5 million and $1.7 million, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview

Fisker is building a technology-enabled, asset-light automotive business that it believes will be among the first of its kind and aligned with the future state of the automotive industry. This involves a focus on vehicle development, customer experience, sales and service intended to change the personal mobility experience through technological innovation, ease of use and flexibility. The Company combines the legendary design and engineering expertise of Henrik Fisker to develop high quality electric vehicles with strong emotional appeal. Central to Fisker’s business model is the Fisker Flexible Platform Agnostic Design (“FF-PAD”), a proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on a third-party supplied EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s work to adapt the Fisker Ocean design to a base vehicle platform developed by Magna Steyr Fahrzeugtechnik AG & Co KG (“Magna Steyr”).

Recent Developments

We achieved several key milestones in Europe in April and May 2023, including (i) the all-electric Fisker Ocean Extreme equipped with standard 20” and optional 22” wheels and tires achieved combined WLTP ranges of up to 707 km/440 miles and 701 km/436 miles, respectively; (ii) we opened our inaugural Center + facilities in Copenhagen, Denmark and Vienna, Austria; (iii) the Fisker Ocean received small series type approval from the regulatory authority to be sold and delivered in Europe; and (iv) we completed an initial delivery of the limited edition Fisker Ocean One to an early customer in Denmark and we registered a Fisker Ocean One in Germany for Henrik Fisker, our CEO.

As outlined earlier this year, our production forecasts are linked to supply chain readiness and receipt of multiple regulatory homologation approvals across our launch markets. The timing of these approvals has shifted, which impacts our initial volume forecasts for 2023. Based on our current expectations for approvals, which includes obtaining US homologation approvals in May 2023, as well as our capacity expectations related to our supply base, we currently forecast we will produce 1,400 to 1,700 vehicles during the second quarter of 2023.

Our focus during this initial industrialization phase is to ensure process readiness, tooling maturity, and part validation. Our suppliers are subject to external factors that could impact their ability to ramp output of components for our vehicles. For example, one of our Tier 2 suppliers entered receivership, which required a timely solution with our Tier 1 supplier to secure the underlying tooling. Our key supply chain partners are concentrated within an umbrella group of companies, and we are dependent upon their operational performance. A successful launch of the Fisker Ocean is reliant upon our key suppliers’ ability to mature software and components to market release levels. Our ability to reach expected run rates is also contingent upon the ability of our manufacturing partner to successfully ramp production at required quality levels. We continue to work with our suppliers, including our manufacturing partner, to add shifts to increase production capacity and meet our production goals for the second quarter.

Basis of Presentation
Fisker currently conducts its business through one operating segment. As a company with no commercial operations and limited revenues derived from merchandise sales and home charging solutions, which are not core to our ongoing business, Fisker’s activities to date have been limited and its historical results are reported under U.S. GAAP and in U.S. dollars. Upon commencement of retail production of its Ocean SUV, Fisker expects its global operations to focus primarily on the USA and the European Union markets. As a result, Fisker expects that the financial results it reports for periods after it begins retail production will not be comparable to the financial results included in this report or Fisker’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Results of Operations
Comparison of the Three-Months Ended March 31, 2023 to the Three-Months Ended March 31, 2022
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three-Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Revenue	$198	$12	$186	n.m.
Cost of goods sold	164	11	153	n.m.
Gross Margin	34	1	33	n.m.
Operating costs and expenses:
Selling, general and administrative	44,648	21,992	22,656	103%
Research and development	76,999	101,460	(24,461)	(24)%
Total operating costs and expenses	121,647	123,452	(1,805)	(1)%
Loss from operations	(121,613)	(123,451)	1,838	(1)%
Other income (expense):
Other income (expense)	(45)	(371)	326	(88)%
Interest income	6,894	265	6,629	n.m.
Interest expense	(4,601)	(4,383)	(218)	5%
Foreign currency gain/(loss)	(401)	746	(1,147)	n.m.
Unrealized gain/(loss) recognized on equity securities	(730)	5,120	(5,850)	n.m.
Total other income (expense)	1,117	1,377	(260)	(19)%
Loss before income taxes	(120,496)	(122,074)	1,578	(1)%
Provision for income taxes	(59)	—	(59)	n.m.
Net Loss	$(120,555)	$(122,074)	$1,519	$—
n.m. = not meaningful.

Revenue and Cost of Goods Sold
In May 2023, we began producing vehicles for deliveries to our customers and, accordingly, we are recognizing vehicle revenues from the sale of initial Fisker Ocean SUVs. Merchandise sales and home charging solutions are not intended to comprise a significant portion of the Company's revenues. Over the course of the second half of 2023, we will ramp production volumes at a measured pace to ensure the supplier base can delivery high-quality components in line with our serial production run-rate.
Sales of branded apparel and goods and home charging solutions totaled $198 thousand with related costs of goods sold of $164 thousand resulting in a gross profit of $34 thousand during the three-month period ended March 31, 2023 compared to branded apparel sales of $12 thousand with related cost of goods sold of $11 thousand resulting in gross profit of $1 thousand during the corresponding three-month period ended March 31, 2022.
Once we commence production and sale of our vehicles, we expect cost of goods sold to include mainly vehicle components and parts, including batteries, direct labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses.
Selling, General and Administrative
Selling, general and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions, advertising and marketing expenses, and expenses for outside professional services, including legal, accounting and other advisory services.
Selling, general and administrative expenses increased by $22.7 million or 103% from $22.0 million during the three months ended March 31, 2022 to $44.6 million during the three month period ended March 31, 2023, primarily due to increased salaried, targeted marketing and advertising for events, employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages and stock-based compensation. With vehicle deliveries beginning in the second quarter of 2023, we will increase our marketing and advertising efforts in alignment with expected customer interest in the Fisker Ocean. Also, Center+, showroom, vehicle processing, and service and pickup locations will open throughout the remainder of 2023 resulting in higher expenses. The timing of openings will correspond with customer order demand and completion of homologation in Europe and the United States. Selling, general and administrative expenses include stock-based compensation benefit of $0.7 million and stock based compensation expense of $1.8 million for three-months ended March 31, 2023 and 2022, respectively. Overall, total headcount for the Company increased to over 900 employees as of March 31, 2023, compared to 760 employees as of December 31, 2022.
The company expects selling, general and administrative expenses, excluding stock-based compensation expenses, in the year ended December 31, 2023 to range between $130.0 million and $160.0 million as compared to $106.4 million in the year ended December 31, 2022.
Research and Development
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the pre-production and start of production vehicles.
Research and development expenses decreased by approximately $24.5 million or 24% from $101.5 million during the three months ended March 31, 2022, to $77.0 million during the three months ended March 31, 2023. The decrease primarily relates to higher costs associated with the purchase and expense of $39.2 million for prototype parts and engineering and design services incurred as Fisker met key development gateways during the first quarter of 2022 that did not recur in the first quarter of 2023 as the Fisker Ocean is in the final stages of homologation. Higher costs in the first quarter of 2022 are only partially offset by higher headcount in the first quarter of 2023. Over the remainder of 2023, we expect research and development expenses will continue to trend lower than the corresponding three-month periods in 2022 as conceptual design and development of PEAR and costs associated with the completion of homologation in 2023 are not expected to exceed 2022's costs incurred to complete the engineering and design of the Ocean and transition to production, including accrual of probable achievement of engineering and design milestones at the end of 2022. Research and development expense includes stock-based compensation benefit of $1.0 million and stock-based compensation expense of $3.3 million for the three-months ended March 31, 2023 and 2022, respectively.

The company expects research and development expenses, excluding stock-based compensation expenses, in the year ended December 31, 2023 to range between $160.0 million and $190.0 million as compared to $423.9 million in the year ended December 31, 2022.
Interest Expense
Interest expense consists of interest expense associated with the convertible senior notes.
Interest expense amounted to $4.6 million and $4.4 million during the three months ended March 31, 2023 and 2022, respectively due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. Interest expense in the subsequent three-month period throughout calendar year 2023 will approximate $4.5 million, including accretion of debt issuance costs.
Foreign Currency Gain/Loss
The Company recorded foreign currency losses of $0.4 million during the three months ended March 31, 2023, compared to gains of $0.7 million during the three-months ended March 31, 2022, primarily due to remeasurement losses on Euro-denominated monetary assets caused by weakening Euro currency rates. For the remainder of 2023, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gain/Loss Recognized on Equity Securities
Unrealized losses recognized on equity securities held as of March 31, 2023 totaled $0.7 million for the three-months ended March 31, 2023 compared to a gain of $5.1 million during the three-months ended March 31, 2022.
Provision for Income Tax
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
Provision for income tax amounted to $59 thousand for the three-months ended March 31, 2023.
Net Loss
Net loss was $120.6 million during the three-months ended March 31, 2023, a decrease of approximately $1.5 million from a net loss of $122.1 million during the three-months ended March 31, 2022, for the reasons discussed above.

Liquidity and Capital Resources
As of the date of this Form 10-Q, Fisker has yet to generate any meaningful revenue from its core business operations. To date, Fisker has funded its capital expenditures and working capital requirements through equity and convertible notes, as further discussed below. Fisker’s ability to successfully commence its primary commercial operations and expand its business may depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of March 31, 2023, Fisker’s cash and cash equivalents totaled $652.5 million.
In May 2022, we entered into the Distribution Agreement, pursuant to which Fisker established an ATM Program. Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to Fisker of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. We issued 8,884,080 shares of Class A Common Stock under the

ATM Program during the three-months ended March 31, 2023 for gross proceeds of $54.8 million, before $0.8 million of commissions and other direct incremental issuance costs. As of March 31, 2023, $101.7 million of Class A Common Stock is available for sale under the ATM Program.
In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 9. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of March 31, 2023.
Fisker expects its capital expenditures and working capital requirements to stabilize in 2023 and beyond, as it progresses toward production and deliveries of the Fisker Ocean, develops its customer support and marketing infrastructure and expands its research and development efforts on PEAR, Ronin and other future vehicle programs. Fisker believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-Q. Fisker may, however, need additional cash resources, including proceeds from the sale of up to $101.7 million of Class A common stock under the ATM Program, to fund its operations until it commences serial production levels of the Fisker Ocean due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments such as the collaboration on “Project PEAR” with Foxconn announced in February 2021.
To the extent our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. In particular, in addition to issuing equity under our ATM Program, we may seek other forms of financing under our effective shelf registration statement or through private placements. Our existing effective shelf registration statement permits us to issue various securities for proceeds of up to $2.0 billion, which amount is reduced by amounts sold under our ATM Program. If such financing is not available, or if the terms of the financing are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	( in thousands)
Net cash used in operating activities	$(83,742)	$(105,988)
Net cash used in investing activities	(45,748)	(55,750)
Net cash provided by financing activities	$50,099	$1,861
Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other selling, general and administrative activities. Lease commitments as of March 31, 2023, will result in cash payments of $6.4 million for the remainder of 2023, and $8.8 million for 2024, and $35.8 million for 2025 and thereafter. Structural improvements are required before Fisker can use its Fisker Lounges in the U.S. and Europe for its intended purposes. The timing for completion of the structural improvements is expected during 2023. Compared to 2022, Fisker expects its cash used in operating activities will decrease as development costs of the Fisker Ocean subside and cash collections from vehicle sales in excess of costs to manufacture accumulate throughout the remainder of 2023. In total, excluding stock-based compensation costs, Fisker is projecting to use between $290.0 million and $350.0 million for combined SG&A and R&D activities during 2023.
Net cash used in operating activities decreased by approximately $22.2 million from $106.0 million during the three-months ended March 31, 2022 to $83.7 million during the three-months ended March 31, 2023.

Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment. During the three-months ended March 31, 2023, the Company acquired assets related to production of the Fisker Ocean and its components that totaled $45.7 million compared to $45.8 million during the three-months ended March 31, 2022. Fisker continues to expect 2023 capital expenditures for tooling and manufacturing equipment to range between $245 million and $260 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment installations continue at both vehicle assembly and supplier facilities during 2023.
Fisker used cash of $45.7 million for investing activities during the three-months ended March 31, 2023, compared to $55.8 million during the corresponding three-months ended March 31, 2022.
On July 28, 2021, the Company made a $10.0 million commitment for a private investment in public equity (PIPE) supporting the planned merger of leading European EV charging network, Allego with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. The merger closed in the first quarter of 2022 which triggered our investment commitment resulting in a $10.0 million cash payment to acquire 1,000,000 class A common shares of Allego (NYSE: ALLG). Fisker was the exclusive electric vehicle automaker in the PIPE and, in parallel, has agreed to terms on a strategic partnership to deliver a range of charging options for its customers in Europe.
Cash Flows from Financing Activities
Through March 31, 2023, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $50.1 million during the three-months ended March 31, 2023, which was primarily due to the proceeds from the issuance of the ATM equity program of $48.0 million, net of stock issuance costs of $0.7 million, as well as aggregate proceeds from the exercise of stock options and collection of related statutory withholding taxes of $2.8 million. Net cash from financing activities was $1.9 million during the three-months ended March 31, 2022 which was entirely due to the proceeds from the exercise of stock options and collection of related statutory withholding taxes due to payment and accrued as of March 31, 2022.
Off-Balance Sheet Arrangements
Fisker is not a party to any off-balance sheet arrangements, as defined under SEC rules.
Non-GAAP Financial Measure Reconciliations
The following tables show our Non-GAAP financial measure reconciliations:

	Three-Months Ended March 31,
Selling, General and Administrative Reconciliation	2023	2022
GAAP Selling, general and administrative	44,648	21,992
Stock-based compensation benefit/(expense)	657	(1,773)
Non-GAAP Selling, general and administrative	$45,305	$20,219

	Three-Months Ended March 31,
Research and Development Reconciliation	2023	2022
GAAP Research and development	76,999	101,460
Stock-based compensation benefit/(expense)	985	(3,292)
Non-GAAP Research and development	$77,984	$98,168

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
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Fisker has not, to date, been exposed to material market risks given its early stage of operations. In the future, Fisker expects to be exposed to foreign currency translation and transaction risks and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others.
Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British Pound Sterling, Indian Rupee, and Chinese Yuan Renminbi reflecting their principal operating markets. Once Fisker commences commercial operations, it expects to be exposed to both currency transaction and translation risk. For example, Fisker expects its contracts with OEMs and/or tier-one automotive suppliers to be transacted in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s condensed consolidated financial statements, which may result in revenue and earnings volatility from period to period in response to exchange rates fluctuations. The Company assesses whether opportunities exist to purchase foreign currencies with U.S. dollars to take advantage of favorable exchange rates. In April and July 2022, the Company purchased 130.1 million Euros for 140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for 50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.018 Euro. The Company has used purchased Euros totaling 65.0 million for Euro-denominated capital expenditures and expenses during the three-months ended March 31, 2023 and has 24.6 million Euros available as of March 31, 2023 for future foreign currency exposures.
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
Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b)under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our material pending legal proceedings, please see Note 14, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this report.
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
Item 1A. Risk Factors
Please see Part I, Item 1A. Risk Factors in our Annual Report filed on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, for a discussion of risks, uncertainties and other factors that could materially affect our business, financial condition or future results.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2023.

FISKER INC.

By:	/s/ Dr. Geeta Gupta-Fisker
Name:	Dr. Geeta Gupta-Fisker
Title:	Chief Financial Officer and Chief Operating Officer