Form 10-Q
period 2023-06-30
Fisker Inc./DE
filed 2023-08-09
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 210,834,088 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

L2

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
•the possibility that the Russian-Ukraine war, inflation and governmental responses to an inflationary environment, or public heath issues, including epidemics or pandemics, may adversely affect the results of our operations, financial position and cash flows; and
•other factors described in this report, including those described in the section entitled “Risk Factors” under Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023, as supplemented by reports subsequently filed with the SEC.

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
L3

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
L4

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$467,549	$736,549
Restricted cash	54,233	—
Inventory	172,996	4,276
Prepaid expenses and other current assets	148,650	87,489
Equity investment	2,750	3,140
Total current assets	846,178	831,454
Non-current assets:
Property and equipment, net	539,742	387,137
Intangible assets	236,896	246,922
Right-of-use assets, net	53,037	33,424
Other non-current assets	54,435	16,489
Total non-current assets	884,110	683,972
TOTAL ASSETS	$1,730,288	$1,515,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,279	$58,871
Accrued expenses	393,683	264,925
Lease liabilities	9,251	7,085
Total current liabilities	586,213	330,881
Non-current liabilities:
Customer deposits	15,310	15,334
Lease liabilities	42,655	27,884
Convertible senior notes	661,683	660,822
Total non-current liabilities	719,648	704,040
Total liabilities	1,305,861	1,034,921
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A Common stock, $0.00001 par value; 750,000,000 shares authorized; 210,179,237 and 187,599,812 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	1,794,327	1,650,196
Accumulated deficit	(1,369,903)	(1,166,741)
Receivable for stock issuance	—	(2,953)
Total stockholders’ equity	424,427	480,505
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,730,288	$1,515,426
The accompanying notes are an integral part of these condensed consolidated financial statements.
L5

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$825	$10	$1,023	$22
Cost of revenues	760	8	924	19
Gross margin	65	2	99	3
Operating costs and expenses:
Selling, general and administrative	42,267	17,521	79,902	39,513
Research and development	45,982	71,160	129,994	172,620
Total operating costs and expenses	88,249	88,681	209,896	212,133
Loss from operations	(88,184)	(88,679)	(209,797)	(212,130)
Other income (expense):
Other income (expense), net	(260)	(452)	(305)	(823)
Interest income	6,581	1,353	13,475	1,618
Interest expense	(4,605)	(4,751)	(9,206)	(9,134)
Foreign currency gain (loss)	3,800	(3,417)	3,399	(2,671)
Unrealized gain (loss) recognized on equity securities	340	(10,030)	(390)	(4,910)
Total other income (expense)	5,856	(17,297)	6,973	(15,920)
Loss before income taxes	(82,328)	(105,976)	$(202,824)	$(228,050)
Provision for income taxes	(279)	—	$(338)	$—
Net loss	$(82,607)	$(105,976)	$(203,162)	$(228,050)
Net loss per common share
Net loss per share attributable to Class A and Class B Common stock- Basic and Diluted	$(0.25)	$(0.36)	$(0.62)	$(0.77)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	335,888,051	298,269,801	328,494,512	297,558,618

The accompanying notes are an integral part of these condensed consolidated financial statements.
L6

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable for stock issuance	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended June 30, 2023	Shares	Amount	Shares	Amount
Balance at March 31, 2023	197,843,646	$2	132,354,128	$1	$1,704,622	$(9,639)	$(1,287,296)	$407,690
Stock-based compensation	—	—	—	—	9,026	—	—	9,026
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	66,517	—	—	—	6	—	—	6
Recognition of Magna warrants	—	—	—	—	3,770	—	—	3,770
Shares issued under "At-the-market" offering, net of stock issuance costs	12,269,074	—	—	—	76,903	9,639	—	86,542
Net loss	—	—	—	—	—	—	(82,607)	(82,607)
Balance at June 30, 2023	210,179,237	$2	132,354,128	$1	$1,794,327	$—	$(1,369,903)	$424,427

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable for stock issuance	Accumulated Deficit	Stockholders’ Deficit
Six Months Ended June 30, 2023	Shares	Amount	Shares	Amount
Balance at December 31, 2022	187,599,812	$2	132,354,128	$1	$1,650,196	$(2,953)	$(1,166,741)	$480,505
Stock-based compensation	—	—	—	—	7,384	—	—	7,384
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	1,426,271	—	—	—	26	—	—	26
Recognition of Magna warrants	—	—	—	—	6,000	—	—	6,000
Shares issued under "At-the-market" offering, net of stock issuance costs	21,153,154	—	—	—	130,721	2,953	—	133,674
Net loss	—	—	—	—	—	—	(203,162)	(203,162)
Balance at June 30, 2023	210,179,237	$2	132,354,128	$1	$1,794,327	$—	$(1,369,903)	$424,427

L7

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount
Balance at March 31, 2022	164,836,936	$2	132,354,128	$1	$1,431,342	$(741,319)	$690,026
Stock-based compensation	—	—	—	—	1,195	—	1,195
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	54,593	—	—	—	216	—	216
Recognition of Magna warrants	—	—	—	—	6,694	—	6,694
Shares issued under "At-the-market" offering, net of stock issuance costs	1,388,151	—	—	—	14,215	—	14,215
Net Loss	—	—	—	—	—	(105,976)	(105,976)
Balance at June 30, 2022	166,279,680	$2	132,354,128	$1	$1,453,662	$(847,295)	$606,370

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,377,306	$2	132,354,128	$1	$1,419,284	$(619,245)	$800,042
Stock-based compensation	—	—	—	—	6,260	—	6,260
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	514,223	—	—	—	514	—	514
Recognition of Magna warrants	—	—	—	—	13,389	—	13,389
Shares issued under "At-the-market" offering, net of stock issuance costs	1,388,151	—	—	—	14,215	—	14,215
Net Loss	—	—	—	—	—	(228,050)	(228,050)
Balance at June 30, 2022	166,279,680	$2	132,354,128	$1	$1,453,662	$(847,295)	$606,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

L8

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(203,162)	$(228,050)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	7,384	6,260
Depreciation and amortization	26,234	584
Amortization of right-of-use asset	3,418	2,043
Accretion of debt issuance costs	861	625
Unrealized loss recognized on equity securities	390	4,910
Unrealized foreign currency (gain)/loss	(4,454)	4,078
Changes in operating assets and liabilities:
Inventory	(166,536)	—
Prepaid expenses and other assets	(99,107)	(26,655)
Accounts payable and accrued expenses	229,281	(25,547)
Customer deposits	(24)	8,150
Change in operating lease liability	(6,094)	(1,866)
Net cash used in operating activities	(211,809)	(255,468)
Cash Flows from Investing Activities:
Acquisition of equity investment	—	(10,000)
Purchases of property and equipment and intangible asset	(137,062)	(99,911)
Net cash used in investing activities	(137,062)	(109,911)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	2,794	2,079
Payments for stock issuance costs and redemption of unexercised warrants	—	(134)
Payments for statutory withholding taxes	(2,768)	(1,415)
Proceeds from stock issuance under "At-the-market" offering	135,928	14,568
Payments for "At-the-market" issuance costs	(1,850)	(219)
Net cash provided by financing activities	134,104	14,879
Net increase (decrease) in cash and cash equivalents	(214,767)	(350,500)
Cash and cash equivalents, beginning of the period	736,549	1,202,439
Cash, cash equivalents and restricted cash, end of the period	$521,782	$851,939
Supplemental disclosure of cash flow information
Cash paid for interest	$8,344	$9,642
Cash paid for income taxes	$106	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.
L9

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the SEC. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the six-months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six-months ended June 30, 2023 and 2022, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three and six-months ended June 30, 2023 and 2022.
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
L10

Going Concern, Liquidity and Capital Resources

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. As of June 30, 2023, the Company had approximately $467.5 million in unrestricted cash and cash equivalents. The Company believes that substantial doubt about its ability to continue as a going concern does not exist as its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-Q.

Since inception, the Company has yet to generate any significant revenue from its core business operations and has incurred significant accumulated losses of approximately $1.4 billion. The Company expects to continue to incur significant operating losses for the foreseeable future. The Company expects its capital expenditures and working capital requirements to increase substantially during the remaining months of 2023 and beyond, as it continues serial production of the Fisker Ocean EV model, develops its customer support and marketing infrastructure and expands its research and development efforts. The Company may, however, need additional cash resources, including proceeds of 299.9 million from the Company's subsequent issuance of senior unsecured convertible notes on July 11, 2023, to fund its operations until it commences serial production levels of the Fisker Ocean and achieves a level of production and sales that provide for operating profitability. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, the Company may need to seek additional equity or debt financing and there can be no assurance that the Company will be successful in its efforts. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to decrease its planned level of investment in product development or scale back its operations, including production of the Fisker Ocean, which could have an adverse impact on its business and financial prospects.
Supplier Risk
Suppliers have begun production of components for serial production of vehicles, which are scheduled to be assembled in Austria, during the third quarter of 2023. As of June 30, 2023, these supplier contracts do not represent unconditional purchase obligations with take-or-pay or specified minimum quantities provisions. The Company has secured battery capacity with a supplier located in China for the Fisker Ocean SUV. Under the terms of the agreement, from 2023 through 2025, the battery supplier will deliver two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually.
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
Restricted Cash
Cash and cash equivalents that is restricted is primarily related to letters of credit issued to a supplier. The Company's restricted cash balance was $54.2 million as of June 30, 2023. Cash and cash equivalents were unrestricted as of December 31, 2022.
Revenue from Contracts with Customers
The Company follows a five-step process in which (i) a contract is identified, (ii), the related performance obligations are identified, (iii) the transaction price is determined, (iv) the transaction price is allocated to the identified performance obligations, and (v) revenue is recognized when (or as) performance obligations are satisfied. The Company's revenue is primarily generated from the sale of electric vehicles and accessories to customers that meet the definition of a performance obligation, including over-the-air ("OTA") software updates as they become available. Revenue recognized in the three- and six-months ended June 30, 2023 and 2022 is immaterial.
The Company recognizes revenue related to the vehicles at a point in time when the customer obtains control of the vehicle either upon completion of delivery or upon pick up of the vehicle by the customer. As the Company has a stand-ready obligation to deliver unspecified OTA software updates when-and-if they become available, the Company recognizes
L11

revenue from the OTA software updates ratably over the basic vehicle warranty term, commencing when control of the vehicles is transferred to the customer. Shipping and handling is considered a fulfillment activity.
Payment for EV sales is typically received at or prior to delivery, or according to agreed upon payment terms. Sales tax is excluded from the measurement of the transaction price. The standalone selling prices of all performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of each performance obligation.
Other revenue consists of sales of merchandise and home charging solutions.

Cost of Revenues
Cost of revenues primarily relates to the cost of production of vehicles and includes direct parts, material and labor costs, machinery and tooling depreciation, amortization of capitalized manufacturing costs, shipping and logistics costs, reserves for estimated warranty costs related to the production of vehicles, adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”) as needed, adjustments for excess and obsolete inventory, and losses on firm purchase commitments, as needed.
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
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. Cost is determined using approximate costs on a first-in, first-out basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of future demand forecast, the excess amounts are written-off.

Inventory is also reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires an assessment to determine the selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In the event there are changes in our estimates of future selling prices or production costs, additional and potentially material write-downs may be required.
L12

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
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of June 30, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.
The Company’s income tax provision consists of an estimate for U.S. federal, foreign and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of June 30, 2023.
Equity Awards
The grant date for an option or stock award is established when the grantee has a mutual understanding of the key terms and conditions of the option or award, the award is authorized, including all the necessary approvals unless approval is essentially a formality or perfunctory, and the grantee begins to benefit from, or be adversely affected by, underlying
L13

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

In April and July 2022, the Company purchased 130.1 million Euros for 140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for 50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.018 Euro, which are designed to provide an economic hedge against future foreign currency exposures. As of June 30, 2023, the Company has fully utilized these funds for research and development and production of Ocean and future projects.

3. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$389,043	$—	$—	$389,043
Equity investment	2,750	—	—	2,750
Total fair value	$391,793	$—	$—	$391,793

	Fair Value Measured as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$601,045	$—	$—	$601,045
Equity investment	3,140	—	—	3,140
Total fair value	$604,185	$—	$—	$604,185
L14

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets. The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.
On July 28, 2021, the Company made a commitment for a private investment in public equity (PIPE) supporting the planned merger of European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. Fisker Inc. is the exclusive electric vehicle automaker in the PIPE and, in parallel, agreed to terms to deliver a range of charging options for its customers in Europe. On March 16, 2022, the merger closed and the Company delivered cash of $10.0 million in exchange for 1,000,000 shares of Allego's Class A common stock (NYSE:ALLG). The Company's ownership percentage is less than 5% and does not result in significant influence. The Company has classified its equity investment in Allego as a current asset. For equity securities still held as of June 30, 2023, unrealized gains recognized during the three-months ended June 30, 2023 totaled $0.3 million and unrealized losses recognized during the six-months ended June 30, 2023 totaled $0.4 million, as shown separately in the Condensed Consolidated Statement of Operations.
In August 2021, the Company issued convertible senior notes due in 2026. We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of June 30, 2023, the fair value of the 2026 Notes was $188.7 million compared to its fair value of $309.8 million as of December 31, 2022. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible notes in an over-the-counter market on the last business day of the period.
4. Inventory
Inventory consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023	As of December 31, 2022
Raw materials	$109,090	$698
Work in progress	61,886	—
Finished goods	2,020	3,578
Total	$172,996	$4,276
Inventory was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including new vehicles available for sale.
The Company writes-down inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. The Company recorded a write down of pre-production inventories of $1.1 million in the first quarter of 2023 and no write downs in the three-months ended June 30, 2023 and 2022 and the six-months ended June 30, 2022.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023	As of December 31, 2022
Advanced payments to suppliers	$57,198	$27,218
Value-added tax receivables	33,408	27,928
Prepaid insurance	10,312	2,951
Prepaid and other current assets	47,732	29,392
	$148,650	$87,489

L15

The Company paid value-added taxes on certain capital expenditures and submitted requests for refunds from tax authorities in foreign countries with a concentration in Europe that are pending repayment as of June 30, 2023 and December 31, 2022. Prepaid and other current assets include payments to certain suppliers in advance of production.
6. Intangible Assets
The Company has the following intangible assets (in thousands):

	As of June 30, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$258,304	$(21,408)	$236,896
		$258,304	$(21,408)	$236,896

	As of December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$252,304	$(5,382)	$246,922
		$252,304	$(5,382)	$246,922
The Company commenced amortization in the fourth quarter of 2022 of capitalized costs associated with the manufacturing of the Fisker Ocean and production parts, and for warrants granted to Magna International, Inc. (“Magna”). Amortization expense attributed to research and development for the three and six-months ended June 30, 2023 was $8.2 million and $16.2 million, respectively, and is expected to be approximately $32.3 million for the year ending December 31, 2023 and in each of the succeeding five years. The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 12 for additional information regarding the capitalization of costs upon issuance of warrants to Magna.
7. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Tooling	$415,411	$—
Machinery and equipment	107,444	9,298
Furniture and fixtures	595	470
IT hardware and software	11,311	6,427
Leasehold improvements	646	634
Construction in progress	16,950	372,789
Total property and equipment	552,357	389,618
Less: Accumulated depreciation and amortization	(12,615)	(2,481)
Property and equipment, net	$539,742	$387,137
Construction in progress is comprised primarily of costs incurred to construct serial production tooling located at affiliates of Magna and our suppliers. Assets of $415.4 million that are ready for their intended use have changed categories from Construction in progress to Tooling during the six-months ended June 30, 2023. Assets of $79.9 million have also changed categories from Construction in progress to Machinery and equipment during the six-months ended June 30, 2023. Depreciation expense for the three and six-months ended June 30, 2023 was $11.6 million and $12.9 million, respectively, and $0.4 million and $0.6 million , respectively, for the three and six-months ended June 30, 2022.
L16

As of June 30, 2023, accounts payable and accrued expenses includes acquired property and equipment of $172.8 million compared to $144.8 million as of December 31, 2022, which is excluded from net cash used in investing activities as reported in the condensed consolidated statement of cash flows for the six-months ended June 30, 2023.

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

Operating leases

During the six-months ended June 30, 2023 and year ended December 31, 2022, the Company recorded non-cash lease right-of-use assets of $21.4 million and $33.4 million and non-cash lease liabilities of $19.1 million and $35.0 million, respectively, on its consolidated balance sheet.

The tables below present information regarding the Company's lease assets and liabilities (in thousands):

	As of June 30, 2023	As of December 31, 2022
Assets:
Operating lease right-of-use assets	$53,037	$33,424
Liabilities:
Operating lease — current	$9,251	$7,085
Operating lease — long-term	$42,655	$27,884

The components of lease related expense are as follows (in thousands):

	Three months ended June 30,
	2023	2022
Lease costs
Operating lease expense	$2,128	$1,153
Short-term lease expense	20	61
Total lease costs	$2,148	$1,214

	Six-months ended June 30,
	2023	2022
Lease costs
Operating lease expense	$4,958	$2,525
Short-term lease expense	$179	117
Total lease costs	$5,137	$2,642
L17

Operating and short-term lease related expenses are included in selling, general and administrative expense on the Condensed Consolidated Statement of Operations.

Other information related to operating leases is as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	4.4	3.6
Weighted average discount rate	7.99%	5.27%

The components of supplemental cash flow information related to leases are as follows (in thousands):

	Six months ended June 30,
	2023	2022
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$4,050	$2,353
Non-cash activity:
ROU asset obtained in exchange for operating lease obligations	$21,432	$11,065

As of June 30, 2023, future minimum payments of our operating lease liabilities during the next five years and thereafter are as follows (in thousands):

Operating Leases
Year ending December 31, 2023	$6,309
Year ending December 31, 2024	$12,945
Year ending December 31, 2025	$11,710
Year ending December 31, 2026	$10,750
Year ending December 31, 2027	$6,653
Thereafter	$16,072
Total	$64,439
Less: present value discount	(12,533)
Total lease costs	$51,906

The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at lease inception, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

Finance leases

During 2023 the Company recorded embedded finance lease right-of-use assets of $24.6 million on its consolidated balance sheet, related to certain equipment and tooling that is controlled and used by the Company for vehicle manufacturing. The Company paid for a majority of the costs during 2022 with a remaining liability of $12.7 million as of June 30, 2023 to be paid in 2023. Amortization of right-of-use assets totaled $0.4 million for the six-months ended June 30, 2023 and future amortization of embedded finance lease right-of-use assets will be recognized over a lease term of approximately 8 years. The Company did not have any finance leases during 2022. As of June 30, 2023, the embedded finance lease right-of-use assets, totaling $26.0 million and lease liabilities from finance leases are included in other non-current assets and accrued expenses on the balance sheet.
L18

9. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	June 30, 2023	December 31, 2022
Accrued vendor liabilities	$368,522	$251,291
Advance payments from customers	12,866	—
Order deposits	4,914	4,860
Accrued interest	4,867	4,867
Accrued professional fees	1,861	1,145
Accrued payroll	365	1,627
Accrued other	288	1,135
Total accrued expenses	$393,683	$264,925
Accrued vendor liabilities include amounts owed to vendors but not yet invoiced in exchange for vendor purchases, inventory purchases, and research and development services. Certain estimates of accrued vendor expenses are based on costs incurred to date.
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

On July 1, 2022, the Company entered into a contract for global payment processing agreement with JPMorgan Chase Bank, N.A. (“Chase”). Order Deposits paid directly to the Company via ACH or other direct payment mechanisms are received in the Company’s bank account and available for its use in the subsequent month after the month in which the Order Deposits were placed. For Order Deposits made through credit card transactions, Chase holds cash received from customers until the vehicle is delivered to the customer at which time the cash is deposited into the Company’s bank account and available for its use. Cash received from Order Deposits and the conversion of any customer deposit into an Order Deposit results in the recognition of a contract liability. As of June 30, 2023 and December 31, 2022 contract liabilities for Order Deposits totaled $4.9 million, respectively.

Advance Payments from Customers

Customer payments received in advance of vehicle delivery, a recognized contract liability, totaled $12.9 million as of June 30, 2023.
10. Customer Deposits
Customer deposits consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Customer reservation	$14,646	$14,580
Customer SUV option	664	754
Total customer deposits	$15,310	$15,334

Customer deposits consist of reservations, which represent cash received for the future right (e.g., a reservation) to order a Fisker Ocean or PEAR, and customer SUV option. Each reservation requires a deposit of $250 USD or equivalent currency.
L19

11. Convertible Senior Notes
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
L20

As of June 30, 2023, the 2026 Notes consisted of the following (in thousands):

Principal	$667,500
Unamortized debt issuance costs	(5,817)
Net carrying amount	$661,683
Interest expense related to the amortization of debt issuance costs for the three and six-months ended June 30, 2023 was $0.5 million and $0.9 million, respectively. Contractual interest expense for the three and six-months ended June 30, 2023 was $4.1 million and $8.3 million, respectively.
As of June 30, 2023, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of June 30, 2023. No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At June 30, 2023, the Company capitalized costs as an intangible asset representing the future
L21

economic benefit to Fisker Inc. For the six-months ended June 30, 2023, the recognized cost of $3.8 million (a non-cash transaction) associated with services rendered, resulted in an increase in capitalized cost - manufacturing to $258.3 million as of June 30, 2023. The Company will continually assess the reasonableness of the estimated useful life and will assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated. If the carrying amount of the intangible asset is not recoverable, the Company will then determine its fair value and record an impairment loss. As of June 30, 2023, no indicators of impairment exists.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone if met. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of June 30, 2023, none of which are exercised.

	Fair value	Capitalized at June 30, 2023
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	58,215
	$174,297	$174,297
At-the-market Equity Program
In May, 2022, we entered into an at-the-market distribution agreement dated May 24, 2022 with J.P. Morgan Securities LLC and Cowen and Company, LLC as the sales agents (the "Distribution Agreement"), pursuant to which the Company established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to the Company of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Class A Common Stock sold under the ATM Program is registered with the SEC under the Company's effective shelf registration statement that permits the Company to issue various securities for proceeds of up to $2.0 billion. The Company issued 21,153,154 shares of Class A common stock during the six-months ended June 30, 2023 for gross proceeds of $133.1 million, before $2.0 million of commissions and other direct incremental issuance costs. As of June 30, 2023, $23.4 million of Class A Common Stock was available for sale under the ATM Program. As of June 30, 2023, the Company may issue securities in the future for up to $1.65 billion under its shelf-registration statement, subject to customary underwriting and due diligence procedures.
Effective July 12, 2023, the Company terminated the Distribution Agreement. As a result, the Company will not offer or sell any more share under the ATM Program.
13. Loss Per Share
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
L22

entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock:

	Three-months Ended June 30,
	2023	2022
Numerator:
Net loss	$(82,607)	$(105,976)
Denominator:
Weighted average Class A common shares outstanding	203,533,923	165,915,673
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	335,888,051	298,269,801
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.25)	$(0.36)

	Six Months Ended June 30,
	2023	2022
Numerator:
Net loss	$(203,162)	$(228,050)
Denominator:
Weighted average Class A common shares outstanding	196,140,384	165,204,490
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	328,494,512	297,558,618
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	(0.62)	$(0.77)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of June 30,
	2023	2022
Convertible senior notes	33,891,845	33,891,845
Stock options and warrants	36,936,742	30,561,179
Total	70,828,587	64,453,024
14. Stock Based Compensation
The 2020 Equity Incentive Plan (the “Plan”) is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). Also, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which Class A Common Stock may be issued. As of June 30, 2023, no shares have been issued under the ESPP.
L23

Stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Selling, general and administrative expense	$3,610	$418
Research and development expense	5,416	777
Total	$9,026	$1,195

	Six Months Ended June 30,
	2023	2022
Selling, general and administrative expense	$2,953	$2,191
Research and development expense	4,431	4,069
Total	7,384	6,260
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
The Company did not grant any stock options during the three-months ended June 30, 2023.
The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2022	17,679,596	1.51	4.7
Granted	7,000	7.05
Exercised	(58,151)	0.45
Forfeited	(166,157)	13.44
Balance as of June 30, 2023	17,462,288	1.41	4.2
The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

Six Months Ended June 30, 2023
Expected term (in years)	6.3
Volatility	74.5% to 75.2%
Dividend yield	0.0%
Risk-free interest rate	3.40% to 4.00%
Common stock price	$6.98 to $7.10
L24

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
Restricted stock awards
During the six-months ended June 30, 2022, the Company granted employees, who rendered services during the year ended December 31, 2021 and were employees of the Company on the grant date, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of the year. The restricted stock unit awards vested on the grant date which resulted in the release of 339,340 shares of Class A common stock equal to stock-based compensation expense of $4.0 million recognized in the six-months ended June 30, 2022. The Company’s founders declined to receive an award related to performance in 2021 and 2022. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member will receive an annual RSU equal to $200,000 granted on the date of the Company’s annual shareholders’ meeting which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”). The RSU awards granted to Outside Directors vested on the grant date which resulted in stock-based compensation expense of $0.7 million and $0.4 million recognized in the six-months ended June 30, 2023 and 2022, and $0.4 million in each of the three-month periods ended June 30, 2023 and 2022, respectively.
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
The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	11,752	$12.45
Awarded	766,115	5.79
Vested	(61,368)	12.81
Forfeited	(68,929)	11.02
Unvested as of June 30, 2023	647,570	$9.51
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
L25

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
As of June 30, 2023, the Company has approved and authorized PRSUs equal to 2,107,866 shares of Class A Common Stock with an aggregate PRSU value of $11.9 million of which 1,278,465 awards vested on March 24, 2023, the grant and vesting date for the first tranche of the PRSU award. As of December 31, 2022, achievement of the first tranche of the PRSU award was deemed probable resulting in the recognition of cumulative expense of $10.1 million. During the six-month period ended June 30, 2023, the Company measured the cumulative expense to be recognized upon vesting based on the closing stock price on the grant and vesting date, which resulted in cumulative expense of $7.3 million, a reduction of $2.8 million from the Company's measurement of compensation expense as of the end of 2022. There was no cumulative expense impact the during the three-months ended June 30, 2023.
As of June 30, 2023, achievement of the second tranche of the PRSU awards was deemed probable resulting in the recognition of compensation expense of $7.4 million in the three-months ending June 30, 2023. Measurement of PRSU compensation expense is based on the closing price on the last day of the quarter ended June 30, 2023 multiplied by the outstanding approved and authorized PRSUs. The grant date of the PRSUs has not been determined and thus the PRSUs remain subject to variable accounting treatment.
15. Related Party Transactions
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors. Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the three months ended June 30, 2023 and 2022, the Company incurred expenses for legal services rendered by Orrick totaling approximately $0.4 million and $1.4 million, respectively, and $0.9 million and $3.1 million for the six-months ended June 30, 2023 and 2022, respectively.
16. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened material claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

17. Subsequent Event
On July 10, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to sell, and the Investor agreed to purchase, $340.0 million in aggregate principal amount of 0% senior unsecured convertible notes due 2025 (the “Notes”) in a registered direct offering (the “Offering”). The Notes have an original issue discount of approximately twelve percent (12%) resulting in gross proceeds to the Company of $300.0 million. All amounts due under the Notes are convertible at any time, in whole or in part, at the Investor’s option, into our Class A common stock, par value 0.00001 per share (the “Class A Common Stock”), at the initial conversion price of $7.80, which conversion price is subject to certain limitations. Up to 43,589,744 shares of Class A Common Stock are issuable from time to time upon conversion or otherwise under the Notes, assuming conversion at the Conversion Price applicable as of the Initial Closing Date. The Notes are subject to certain covenants, including a financial test covenant, that requires the Company to have available cash equal to greater than $340 million at the end of each quarter.

L26

The net amount of proceeds received in July from the Offering after deducting offering expenses was $299.9 million. The Company intends to use the net proceeds that it receives from the Offering for general corporate purposes, including working capital, an additional battery pack line to support growth in 2024 and beyond, sales and marketing, capital expenditures, and the development of future products.
L27

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

Recent Developments

We achieved several key milestones in May, June, July, and August 2023, including (i) the opening of customer facilities in Munich, London, Oslo and Stockholm; (ii) the initiation of the production ramp up phase for the Fisker Ocean; (iii) the achievement by the Fisker Ocean Extreme with 20 inch wheels of an EPA estimated total range of 360 miles; (iv) the receipt by the Fisker Ocean Extreme of both an EPA Certificate of Conformity and a California Air Resources Board Executive Order; (v) the commencement of deliveries of the limited edition Fisker Ocean One in Europe and the United States; (vi) the production of 1,022 Fisker Oceans during the second quarter for customer deliveries, as well as units designated for engineering and marketing use; (vii) the production of 1,009 Fisker Oceans in July – reaching an assembly rate of 140 vehicles per day at the end of month; (viii) the publishing of our inaugural Lifecycle Assessment report; (ix) the investment in additional battery pack capacity in July to support higher volumes next year; (x) bolstering the balance sheet with a successful offering of $340 million in aggregate principal of 0% senior unsecured convertible notes due in 2025; (xi) completing Fisker’s first large-scale media event with production vehicles in Vienna, Austria where two dozen media correspondents test drove Fisker Oceans; and (xii) revealing Fisker's future product lineup at the company's inaugural Product Vision Day.

L28

As outlined earlier this year, our production forecasts are linked to supply chain readiness and receipt of multiple regulatory homologation approvals across our launch markets. The timing of these approvals shifted in the first half of this year, which impacted our 2023 volume forecasts and supplier ramp readiness. Based on our current supplier capacity expectations, we currently forecast we will produce 20,000 to 23,000 vehicles during 2023.

Our focus during this industrialization phase is to ensure process readiness, tooling maturity, part validation, and volume ramp up. Our suppliers are subject to external factors that could impact their ability to ramp output of components for our vehicles. For example, one of our Tier 2 suppliers entered receivership, which required a timely solution with our Tier 1 supplier to secure the underlying tooling. Our key supply chain partners are concentrated within an umbrella group of companies, and we are dependent upon their operational performance. Our ability to reach expected run rates is contingent upon key suppliers’ ability to mature software and components and the ability of our manufacturing partner to successfully ramp production at required quality levels. We continue to work with our suppliers and our manufacturing partner to increase production capacity and meet our production goals for 2023.

Basis of Presentation
Fisker currently conducts its business through one operating segment. Fisker's automobile sales activity has been limited to date. Revenue from merchandise sales and home charging solutions represented Fisker's commercial activity historically, but are not core to our ongoing business. Fisker’s historical results are reported under U.S. GAAP and in U.S. dollars. With the start of retail production of its Ocean SUV, Fisker expects its global operations to focus primarily on the USA and the European Union markets. As a result, Fisker expects that the financial results it reports for periods after it begins retail production will not be comparable to the financial results included in this report or Fisker’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

L29

Results of Operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$825	$10	$815	n.m.
Cost of revenues	760	8	752	n.m.
Gross Margin	65	2	63	n.m.
Operating costs and expenses:
Selling, general and administrative	42,267	17,521	24,746	141%
Research and development	45,982	71,160	(25,178)	(35)%
Total operating costs and expenses	88,249	88,681	(432)	—%
Loss from operations	(88,184)	(88,679)	495	(1)%
Other income (expense):
Other income (expense)	(260)	(452)	192	(42)%
Interest income	6,581	1,353	5,228	n.m.
Interest expense	(4,605)	(4,751)	146	(3)%
Foreign currency gain/(loss)	3,800	(3,417)	7,217	n.m.
Unrealized gain/(loss) recognized on equity securities	340	(10,030)	10,370	n.m.
Total other income (expense)	5,856	(17,297)	23,153	(134)%
Loss before income taxes	(82,328)	(105,976)	23,648	(22)%
Provision for income taxes	(279)	—	(279)	n.m.
Net Loss	$(82,607)	$(105,976)	$23,369	$—
n.m. = not meaningful.
Revenue and Cost of Revenues
In the second quarter of 2023, we began producing vehicles for deliveries to our customers and, accordingly, we are recognizing vehicle revenues from the sale of initial Fisker Ocean SUVs. Merchandise sales and home charging solutions are not intended to comprise a significant portion of the Company's revenues. Over the course of the second half of 2023, we will ramp production volumes at a measured pace to help facilitate the delivery of high-quality components from suppliers in line with our serial production run-rate.
During the three month period ended June 30, 2023, the Company delivered 11 vehicles and recognized net revenue of $712 thousand with related cost of revenues totaling $665 thousand resulting in gross profit of $47 thousand. Gross profit from vehicle sales is lower due to discounts on vehicles sold to certain investors who held rights to a free SUV based on Fisker's base trim level. Before the completion of the Company's Business Combination, a small group of investors received a right to a free SUV in return for lower interest rates on convertible notes issued by the Company. At the time of the issuances, the Company allocated amounts based on relative fair values of the convertible notes and the right to a free SUV, which is included in Customer Deposits on the Consolidated Balance Sheet. The difference between the allocated amount and the MSRP of a Fisker Ocean Sport represents a reduction in revenue as it lowers the transaction price. The Company had no vehicle sales during the corresponding three month period ended June 30, 2022.
Sales of branded apparel and goods and home charging solutions totaled $113 thousand with related costs of revenue sold of $95 thousand resulting in a gross profit of $18 thousand during the three month period ended June 30, 2023 compared to branded apparel sales of $10 thousand with related cost of revenues of $8 thousand resulting in gross profit of $2 thousand during the corresponding three month period ended June 30, 2022.
L30

Since commencing production and sale of our vehicles, our cost of revenues include mainly vehicle components and parts, labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses.
Selling, General and Administrative
Selling, general and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions, advertising and marketing expenses, and expenses for outside professional services, including legal, accounting and other advisory services.
Selling, general and administrative expenses increased by $24.7 million or 141% from $17.5 million during the three months ended June 30, 2022 to $42.3 million during the three month period ended June 30, 2023, primarily due to increased salaried, targeted marketing and advertising for events, employee headcount and stock-based compensation. With vehicle deliveries having begun in the second quarter of 2023, we will increase our marketing and advertising efforts in alignment with expected customer interest in the Fisker Ocean. Also, Center+, showroom, vehicle processing, and service and pickup locations will open throughout the remainder of 2023 resulting in higher expenses. The timing of openings will correspond with customer order demand. Selling, general and administrative expenses include stock-based compensation expense of $3.6 million and $0.4 million for three months ended June 30, 2023 and 2022, respectively. Overall, total headcount for the Company increased to about 1,000 employees as of June 30, 2023, compared to 760 employees as of December 31, 2022.
The company expects selling, general and administrative expenses, excluding stock-based compensation expenses, in the year ended December 31, 2023 to range between $145 million and $175 million.
Research and Development
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean and PEAR models and development of the pre-production and start of production vehicles.
Research and development expenses decreased by approximately $25.2 million or 35.4% from $71.2 million during the three months ended June 30, 2022, to $46.0 million during the three months ended June 30, 2023. The decrease primarily relates to lower costs associated with the purchase and expense of prototype parts and engineering and design services incurred as Fisker met key development gateways during the second quarter of 2022 that did not recur in the second quarter of 2023 as the Fisker Ocean was in the final stages of homologation. Over the remainder of 2023, we expect research and development expenses will continue to trend lower than the corresponding three month periods in 2022 as conceptual design and development of PEAR and costs associated with the completion of homologation in 2023 are not expected to exceed 2022's costs incurred to complete the engineering and design of the Ocean and transition to production, including accrual of probable achievement of engineering and design milestones at the end of 2022. Research and development expense includes stock-based compensation expense of $5.4 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively.
The company expects research and development expenses, excluding stock-based compensation expenses, in the year ended December 31, 2023 to range between $165 million and $195 million.
Interest Expense
Interest expense consists of interest expense associated with the convertible senior notes due in September 2026.
Interest expense amounted to $4.6 million and $4.8 million during the three months ended June 30, 2023 and 2022, respectively due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026. Interest expense in the subsequent three month period throughout calendar year 2023 will approximate $4.5 million, including accretion of debt issuance costs.
Foreign Currency Gain/Loss
The Company recorded foreign currency gain of $3.8 million during the three months ended June 30, 2023, compared to a loss of $3.4 million during the three months ended June 30, 2022, primarily due to remeasurement losses on Euro-denominated monetary assets caused by weakening Euro currency rates. For the remainder of 2023, we expect EUR
L31

denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gain/Loss Recognized on Equity Securities
Unrealized gain recognized on equity securities held as of June 30, 2023 totaled $0.3 million for the three months ended June 30, 2023 compared to a loss of $10.0 million during the three months ended June 30, 2022.
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
Provision for income tax amounted to $0.3 million for the three months ended June 30, 2023.
Net Loss
Net loss was $82.6 million during the three months ended June 30, 2023, a decrease of approximately $23.4 million from a net loss of $106.0 million during the three months ended June 30, 2022, for the reasons discussed above.
L32

Comparison of the Six-Months Ended June 30, 2023 to the Six-Months Ended June 30, 2022
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Six-Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$1,023	$22	1,001	n.m.
Cost of revenues	924	19	905	n.m.
Gross Margin	99	3	96	n.m.
Operating costs and expenses:
Selling, general and administrative	79,902	39,513	40,389	102%
Research and development	129,994	172,620	(42,626)	(25)%
Total operating costs and expenses	209,896	212,133	(2,237)	(1)%
Loss from operations	(209,797)	(212,130)	2,333	(1)%
Other income (expense):
Other income (expense)	(305)	(823)	518	(63)%
Interest income	13,475	1,618	11,857	n.m.
Interest expense	(9,206)	(9,134)	(72)	1%
Foreign currency gain/(loss)	3,399	(2,671)	6,070	n.m.
Unrealized gain/(loss) recognized on equity securities	(390)	(4,910)	4,520	(92)%
Total other income (expense)	6,973	(15,920)	22,893	(144)%
Loss before income taxes	$(202,824)	$(228,050)	25,226	(11)%
Provision for income taxes	$(338)	$—	(338)	n/m/
Net Loss	$(203,162)	$(228,050)	24,888	(11)%
Revenues and Cost of Revenues
In the second quarter of 2023, we began producing vehicles for deliveries to our customers and, accordingly, we are recognizing vehicle revenues from the sale of initial Fisker Ocean SUVs. Merchandise sales and home charging solutions are not intended to comprise a significant portion of the Company's revenues. Over the course of the second half of 2023, we will ramp production volumes at a measured pace to ensure the supplier base can delivery high-quality components in line with our serial production run-rate.
During the six month period ended June 30, 2023, the Company delivered 11 vehicles and recognized net revenue of $712 thousand with related cost of revenues totaling $665 thousand resulting in gross profit of $47 thousand. Gross profit from vehicle sales is lower due to discounts on vehicles sold to certain investors who held rights to a free SUV based on Fisker's based trim level. The Company had no vehicle sales during the corresponding six month period ended June 30, 2022.
Sales of branded apparel and goods and home charging solutions totaled $311 thousand with related costs of revenue of $262 thousand resulting in a gross profit of $49 million during the six-month period ended June 30, 2023 compared to branded apparel sales of $22 thousand with related cost of revenues of $19 thousand resulting in gross profit of $3 thousand during the corresponding six-month period ended June 30, 2022.
Since we commenced production and sale of our vehicles, cost of revenues includes mainly vehicle components and parts, including batteries, labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, and reserves for estimated warranty expenses.
L33

Selling, General and Administrative
Selling, general and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions, advertising and marketing expenses, and expenses for outside professional services, including legal, accounting and other advisory services.
Selling, general and administrative expenses increased by $40.4 million or 102% from $39.5 million during the six-months ended June 30, 2022 to $79.9 million during the six-month period ended June 30, 2023, primarily due to increased salaried, targeted marketing and advertising for events, employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages and stock-based compensation. With vehicle deliveries beginning in the second quarter of 2023, we will increase our marketing and advertising efforts in alignment with expected customer interest in the Fisker Ocean. Also, Center+, showroom, vehicle processing, and service and pickup locations will open throughout the remainder of 2023 resulting in higher expenses. The timing of openings will correspond with customer order demand and completion of homologation in Europe and the United States. Selling, general and administrative expenses include stock-based compensation expense of $3.0 million and $2.2 million for six-months ended June 30, 2023 and 2022, respectively.
Research and Development
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the pre-production and start of production vehicles.
Research and development expenses decreased by approximately $42.6 million or 24.7% from $172.6 million during the six-months ended June 30, 2022, to $130.0 million during the six-months ended June 30, 2023. The decrease primarily relates to lower costs associated with the purchase and expense of prototype parts and engineering and design services incurred as Fisker met key development gateways during the first half of 2022 that did not recur in the first half of 2023 as the Fisker Ocean was in the final stages of homologation. Higher costs in the first half of 2022 are only partially offset by higher headcount in the first half of 2023. Over the remainder of 2023, we expect research and development expenses will continue to trend lower than the corresponding six-month periods in 2022 as conceptual design and development of PEAR and costs associated with the completion of homologation in 2023 are not expected to exceed 2022's costs incurred to complete the engineering and design of the Ocean and transition to production, including accrual of probable achievement of engineering and design milestones at the end of 2022. Research and development expense includes stock-based compensation expense of $4.4 million and $4.1 million for the six-months ended June 30, 2023 and 2022, respectively.
Interest Expense
Interest expense consists of interest expense associated with the convertible senior notes.
Interest expense amounted to $9.2 million and $9.1 million during the six-months ended June 30, 2023 and 2022, respectively due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. Interest expense in the subsequent six-month period throughout calendar year 2023 will approximate $4.5 million, including accretion of debt issuance costs.
Foreign Currency Gain/Loss
The Company recorded foreign currency gain of $3.4 million during the six-months ended June 30, 2023, compared to loss of $2.7 million during the six-months ended June 30, 2022, primarily due to remeasurement losses on Euro-denominated monetary assets caused by weakening Euro currency rates. For the remainder of 2023, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gain/Loss Recognized on Equity Securities
Unrealized losses recognized on equity securities held as of June 30, 2023 totaled $0.4 million for the six-months ended June 30, 2023 compared to a loss of $4.9 million during the six-months ended June 30, 2022.
Provision for Income Tax
L34

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
Provision for income tax amounted to $0.3 thousand for the six-months ended June 30, 2023.
Net Loss
Net loss was $203.2 million during the six-months ended June 30, 2023, a decrease of approximately $$24.9 million from a net loss of $228.1 million during the six-months ended June 30, 2022, for the reasons discussed above.
Liquidity and Capital Resources
During the second quarter of 2023, Fisker began to generate revenues from its core business operations. To date, Fisker has funded its capital expenditures and working capital requirements through equity and convertible notes, as further discussed below. Fisker’s ability to successfully commence its primary commercial operations and expand its business may depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of June 30, 2023, Fisker’s cash and cash equivalents totaled $467.5 million.
In May 2022, we entered into the Distribution Agreement, pursuant to which Fisker established an ATM Program. Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to Fisker of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. We issued 21,153,154 shares of Class A Common Stock under the ATM Program during the six-months ended June 30, 2023 for gross proceeds of $133.1 million, before $2.0 million of commissions and other direct incremental issuance costs. As of June 30, 2023, $23.4 million of Class A Common Stock was available for sale under the ATM Program. Effective July 12, 2023, the Company terminated the Distribution Agreement. As a result, the Company will not offer or sell any more share under the ATM Program.
In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 9. Executed confirmations for the 2026 Capped Call Transactions are filed as Exhibits 99.1 and 99.2. to this report. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of June 30, 2023.
Fisker expects its capital expenditures and working capital requirements to stabilize in 2023 and beyond, as it progresses toward production and deliveries of the Fisker Ocean, develops its customer support and marketing infrastructure and expands its research and development efforts on PEAR, Ronin and other future vehicle programs. Fisker believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-Q. Fisker may, however, need additional cash resources, to fund its operations until it commences serial production levels of the Fisker Ocean due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments.
To the extent our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. In particular, we may seek other forms of financing under our effective shelf registration statement or through private placements. Our existing effective shelf registration statement permits us to issue various securities for proceeds of up to $2.0 billion, which amount is reduced by amounts sold under our ATM Program. If such financing is not available, or if the terms of the financing are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.
L35

Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	( in thousands)
Net cash used in operating activities	$(211,809)	$(255,468)
Net cash used in investing activities	(137,062)	(109,911)
Net cash provided by financing activities	$134,104	$14,879
Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other selling, general and administrative activities. Lease commitments as of June 30, 2023, will result in cash payments of $6.3 million for the remainder of 2023, and $12.9 million for 2024, and $45.2 million for 2025 and thereafter. Structural improvements are required before Fisker can use its Fisker Lounges in the U.S. and Europe for its intended purposes. The timing for completion of the structural improvements is expected during 2023. Compared to 2022, Fisker expects its cash used in operating activities will decrease as development costs of the Fisker Ocean subside and cash collections from vehicle sales in excess of costs to manufacture accumulate throughout the remainder of 2023. In total, excluding stock-based compensation costs, Fisker is projecting to use between $310 million and $370 million for combined SG&A and R&D activities during 2023.
Net cash used in operating activities decreased by approximately $43.7 million from $255.5 million during the six-months ended June 30, 2022 to $211.8 million during the six-months ended June 30, 2023.
Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment. During the six-months ended June 30, 2023, the Company acquired assets related to production of the Fisker Ocean and its components that totaled $137.1 million compared to $99.9 million during the six-months ended June 30, 2022. Fisker continues to expect 2023 capital expenditures for tooling and manufacturing equipment to range between $245 million and $260 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment installations continue at both vehicle assembly and supplier facilities during 2023.
Fisker used cash of $137.1 million for investing activities during the six-months ended June 30, 2023, compared to $109.9 million during the corresponding six-months ended June 30, 2022.
Cash Flows from Financing Activities
Through June 30, 2023, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $134.1 million during the six-months ended June 30, 2023, which was primarily due to the proceeds from the issuance of the ATM equity program of $135.9 million, net of stock issuance costs of 1.9 million, as well as aggregate proceeds from the exercise of stock options and collection of related statutory withholding taxes of 2.8 million. Net cash from financing activities was 14.9 million during the six-months ended June 30, 2022 which was primarily due to the proceeds from the issuance of the ATM equity program as of June 30, 2023.
Off-Balance Sheet Arrangements
Fisker is not a party to any off-balance sheet arrangements, as defined under SEC rules.

L36

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
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022. Except for the following, there have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.
Inventory Valuation

We review our inventory to ensure that its carrying value does not exceed its net realizable value (NRV), with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal and transportation. When our expectations indicate that the carrying value of inventory may exceed its NRV, we perform an exercise to calculate the approximate amount by which carrying value is greater than NRV and record additional cost of revenues for the difference.

Once a write-off occurs, a new, lower cost basis is established. We also regularly monitor inventory quantities on hand and on order and record write-downs for excess and obsolete inventories based on our estimates of the future demand for our products and market and economic conditions and for damaged or otherwise impaired goods.

Should our estimates used in these calculations change in the future, such as estimated selling prices or production costs, additional write-downs may occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Fisker has not, to date, been exposed to material market risks given its early stage of operations. In the future, Fisker expects to be exposed to foreign currency translation and transaction risks and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others.
Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British Pound Sterling, Indian Rupee, and Chinese Yuan Renminbi reflecting their principal operating markets. Fisker's contracts with OEMs and/or tier-one automotive suppliers to be transacted in Euro or other foreign currencies. We have completed homologation of the Fisker Ocean or sale in the U.S. and Europe resulting in revenue transactions denominated in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s condensed consolidated financial statements, which may result in revenues and earnings volatility from period to period in response to exchange rates fluctuations. The Company assesses whether opportunities exist to purchase foreign currencies with U.S. dollars to take advantage of favorable exchange rates.
In April and July 2022, the Company purchased 130.1 million Euros for 140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for 50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.018 Euro which are designed to provide a hedge against future foreign currency exposures. As of June 30, 2023, the Company has fully utilized these funds for research and development and production of Ocean and future projects.
Item 4. Controls and Procedures.
L37

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
Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluation the benefits of our controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
L38

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
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
For a description of our material pending legal proceedings, please see Note 16, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this report for more information.
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
Item 3. Defaults Upon Senior Securities.
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information.
During the quarter ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.
L39

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Capped Call Confirmation (Base)					X
99.2	Capped Call Confirmation (Additional)					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Coverpage Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Furnished herewith
L40

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2023.

FISKER INC.

By:	/s/ Dr. Geeta Gupta-Fisker
Name:	Dr. Geeta Gupta-Fisker
Title:	Chief Financial Officer and Chief Operating Officer
L41