Form 10-Q
period 2023-09-30
Fisker Inc./DE
filed 2023-11-22
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 17, 2023, the registrant had 218,201,457 shares of Class A Common Stock and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

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
•our ability to maintain the listing of our Class A common stock, par value $0.00001 per share (“Class A Common Stock”) on the New York Stock Exchange (“NYSE”);
•the possibility that the Russian-Ukraine war, the Israeli-Hamas conflict, rising interest rates, inflation and governmental responses to an inflationary environment, or public heath issues, including epidemics or pandemics, may adversely affect the results of our operations, financial position and cash flows; and
•other factors described in this report, including those described in the section entitled “Risk Factors” under Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023, as supplemented by reports subsequently filed with the SEC, including the risk factors set forth in the section entitled “Risk Factors” under Part I, Item 1A of this report.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Fisker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$527,442	$736,549
Restricted cash	97,954	—
Inventory	545,653	4,276
Prepaid expenses and other current assets	274,391	87,489
Equity investment	2,220	3,140
Total current assets	1,447,660	831,454
Non-current assets:
Property and equipment, net	566,748	387,137
Intangible assets	228,819	246,922
Right-of-use assets, net	78,739	33,424
Other non-current assets	54,371	16,489
Total non-current assets	928,677	683,972
TOTAL ASSETS	$2,376,337	$1,515,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$444,734	$58,871
Accrued expenses	398,959	264,925
Lease liabilities	17,825	7,085
Total current liabilities	861,518	330,881
Non-current liabilities:
Customer deposits	16,359	15,334
Lease liabilities	51,723	27,884
2025 Convertible senior notes and derivative liability, carried at fair value	446,275	—
2026 Convertible senior notes	662,118	660,822
Total non-current liabilities	1,176,475	704,040
Total liabilities	2,037,993	1,034,921
COMMITMENTS AND CONTINGENCIES (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A Common stock, $0.00001 par value; 1,250,000,000 shares authorized; 210,885,860 and 187,599,812 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	1,803,463	1,650,196
Accumulated deficit	(1,465,122)	(1,166,741)
Receivable for stock issuance	—	(2,953)
Total stockholders’ equity	338,344	480,505
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,376,337	$1,515,426
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$71,800	$14	$72,823	$36
Cost of revenues	104,548	6	105,472	25
Gross margin	(32,748)	8	(32,649)	11
Operating costs and expenses:
Selling, general and administrative	57,650	22,102	137,552	61,615
Research and development	13,428	117,885	143,422	290,505
Total operating costs and expenses	71,078	139,987	280,974	352,120
Loss from operations	(103,826)	(139,979)	(313,623)	(352,109)
Other income (expense):
Other income (expense), net	(2,288)	270	(2,593)	(553)
Interest income	6,395	3,075	19,870	4,693
Interest expense	(4,928)	(4,693)	(14,134)	(13,827)
Foreign currency gain (loss)	11,068	(7,285)	14,467	(9,956)
Unrealized gain loss recognized on equity securities	(530)	(730)	(920)	(5,640)
Fair value adjustment on 2025 convertible senior notes and derivative liability	725	—	725	—
Total other income (expense)	10,442	(9,363)	17,415	(25,283)
Loss before income taxes	(93,384)	(149,342)	$(296,208)	$(377,392)
Provision for income taxes	(1,835)	—	(2,173)	—
Net loss	$(95,219)	$(149,342)	$(298,381)	$(377,392)
Net loss per common share
Net loss per share attributable to Class A and Class B Common stock- Basic and Diluted	$(0.28)	$(0.49)	$(0.89)	$(1.26)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	343,101,845	303,224,595	333,387,699	299,462,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended September 30, 2023	Shares	Amount	Shares	Amount
Balance at June 30, 2023	210,179,237	$2	132,354,128	$1	$1,794,327	$(1,369,903)	$424,427
Stock-based compensation	—	—	—	—	6,126	—	6,126
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	168,448	—	—	—	27	—	27
Share issued under “At-the-market” offering, net of stock issuance costs	—	—	—	—	(17)	—	(17)
Conversion of 2025 Convertible Senior Notes	538,175	—	—	—	3,000	—	3,000
Net loss	—	—	—	—	—	(95,219)	(95,219)
Balance at September 30, 2023	210,885,860	$2	132,354,128	$1	$1,803,463	$(1,465,122)	$338,344

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable for stock issuance	Accumulated Deficit	Stockholders’ Deficit
Nine Months Ended September 30, 2023	Shares	Amount	Shares	Amount
Balance at December 31, 2022	187,599,812	$2	132,354,128	$1	$1,650,196	$(2,953)	$(1,166,741)	$480,505
Stock-based compensation	—	—	—	—	13,510	—	—	13,510
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	1,594,719	—	—	—	53	—	—	53
Recognition of Magna warrants	—	—	—	—	6,000	—	—	6,000
Shares issued under “At-the-market” offering, net of stock issuance costs	21,153,154	—	—	—	130,704	2,953	—	133,657
Conversion of 2025 Convertible Senior Notes	538,175	—	—	—	3,000	—	—	3,000
Net loss	—	—	—	—	—	—	(298,381)	(298,381)
Balance at September 30, 2023	210,885,860	$2	132,354,128	$1	$1,803,463	$—	$(1,465,122)	$338,344

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount
Balance at June 30, 2022	166,279,680	$2	132,354,128	$1	$1,453,662	$(847,295)	$606,370
Stock-based compensation	—	—	—	—	11,166	—	11,166
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	110,279	—	—	—	41	—	41
Recognition of Magna warrants	—	—	—	—	6,695	—	6,695
Shares issued under "At-the-market" offering, net of stock issuance costs	13,103,208	—	—	—	115,758	—	115,758
Net Loss	—	—	—	—	—	(149,342)	(149,342)
Balance at September 30, 2022	179,493,167	$2	132,354,128	$1	$1,587,322	$(996,637)	$590,688

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,377,306	$2	132,354,128	$1	$1,419,284	$(619,245)	$800,042
Stock-based compensation	—	—	—	—	17,426	—	17,426
Exercise of stock options and issuance of restricted stock unit awards, net of statutory tax withholdings	624,502	—	—	—	556	—	556
Recognition of Magna warrants	—	—	—	—	20,084	—	20,084
Shares issued under "At-the-market" offering, net of stock issuance costs	14,491,359	—	—	—	129,972	—	129,972
Net Loss	—	—	—	—	—	(377,392)	(377,392)
Balance at September 30, 2022	179,493,167	$2	132,354,128	$1	$1,587,322	$(996,637)	$590,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fisker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(298,381)	$(377,392)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	13,460	17,426
Depreciation and amortization	61,452	1,212
Amortization of right-of-use asset	6,923	3,054
Accretion of debt issuance costs	1,296	1,047
Change in fair value of 2025 convertible senior notes and derivative liability	(725)	—
Unrealized loss recognized on equity securities	920	5,640
Unrealized foreign currency (gain)/loss	(15,385)	13,301
Changes in operating assets and liabilities:
Inventory	(541,378)	—
Prepaid expenses and other assets	(217,084)	(12,942)
Accounts payable and accrued expenses	487,956	2,319
Customer deposits	1,025	7,853
Change in operating lease liabilities	(17,659)	(2,948)
Net cash used in operating activities	(517,580)	(341,430)
Cash Flows from Investing Activities:
Acquisition of equity investment	—	(10,000)
Funding of notes receivable	(7,700)	—
Purchases of property and equipment and intangible asset	(169,985)	(157,256)
Net cash used in investing activities	(177,685)	(167,256)
Cash Flows from Financing Activities:
Proceeds from the issuance of convertible notes	450,000	—
Proceeds from the exercise of stock options	2,820	2,146
Payments for statutory withholding taxes	(2,768)	(1,436)
Proceeds from stock issuance under "At-the-market" offering	135,928	132,538
Payments for "At-the-market" issuance costs	(1,868)	(2,305)
Net cash provided by financing activities	584,112	130,943
Net decrease in cash and cash equivalents	(111,153)	(377,743)
Cash and cash equivalents, beginning of the period	736,549	1,202,439
Cash, cash equivalents and restricted cash, end of the period	$625,396	$824,696
Supplemental disclosure of cash flow information
Cash paid for interest	$16,688	$17,985
Cash paid for income taxes	$191	$—
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
Unaudited Interim Financial Statements
The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and the condensed consolidated statements of changes in stockholders’ equity for the nine-months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine-months ended September 30, 2023 and 2022, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date. The interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.
Comprehensive loss is not separately presented as the amounts are equal to net loss for the three and nine-months ended September 30, 2023 and 2022.
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

Going Concern, Liquidity and Capital Resources

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. As of September 30, 2023, the Company had approximately $527.4 million in unrestricted cash and cash equivalents. The Company believes that substantial doubt about its ability to continue as a going concern does not exist as its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-Q.

Prior to the third quarter of 2023, the Company did not generate any significant revenue from its core business operations and has incurred significant accumulated losses of approximately $1.5 billion. The Company expects to continue to incur operating losses for the foreseeable future. The Company expects its capital expenditures and working capital requirements to increase during the remaining months of 2023 and beyond, as it continues serial production of the Fisker Ocean, develops its customer support and marketing infrastructure and expands its research and development efforts. The Company has raised additional cash resources from the issuance of senior convertible notes on July 11, 2023 and September 29, 2023 with net proceeds of $445.1 million (Refer to Note 18, Subsequent Event, for information regarding covenant compliance related to these notes and impact on balance sheet classification). This will be used to fund its operations until it achieves a level of production and sales that provide for operating profitability. To the extent that Fisker’s current resources are insufficient to satisfy its cash requirements, which may result from a reduction in consumer demand or a slower than expected ramp in production due to unavailability of parts from significant suppliers, the Company may need to seek additional equity or debt financing and there can be no assurance that the Company will be successful in its efforts. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to decrease its planned level of investment in product development or scale back its operations, including production of the Fisker Ocean, which could have an adverse impact on its business and financial prospects.
Supplier Risk
During the third quarter of 2023, suppliers ramped production of components for serial production of vehicles, which are assembled in Austria. As of September 30, 2023, these supplier contracts do not represent unconditional purchase obligations with take-or-pay or specified minimum quantities provisions. The Company has secured battery capacity with a supplier located in China for the Fisker Ocean SUV. Under the terms of the agreement, from 2023 through 2025, the battery supplier will deliver two different battery solutions for the Fisker Ocean SUV, with an initial battery capacity of over 5 gigawatt-hours annually.

We are dependent on our suppliers, including single source suppliers, for the production of the Fisker Ocean SUV. The inability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components from these suppliers, could have a material adverse effect on our business, prospects, financial condition and operating results.
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
Restricted Cash
Cash and cash equivalents that is restricted is primarily related to letters of credit issued to a supplier. The Company’s restricted cash balance was $98.0 million as of September 30, 2023. Cash and cash equivalents were unrestricted as of December 31, 2022.
Revenue from Contracts with Customers
The Company follows a five-step process in which (i) a contract is identified, (ii) the related performance obligations are identified, (iii) the transaction price is determined, (iv) the transaction price is allocated to the identified performance obligations, and (v) revenue is recognized when (or as) performance obligations are satisfied. The Company’s revenue is primarily generated from the sale of electric vehicles and accessories to customers, as well as specific services that meet the definition of a performance obligation under ASC 606, including over-the-air ( “OTA”) software updates as they become available. Revenue recognized from the sale of the Fisker Ocean during the three and nine-months ended September 30, 2023 was $71.6 million and $72.3 million, respectively.
The Company recognizes revenue related to the vehicles at a point in time when the customer obtains control of the vehicle either upon completion of delivery or upon pick up of the vehicle by the customer. As the Company has a stand-ready obligation to deliver unspecified OTA software updates when-and-if they become available, the Company recognizes revenue from the OTA software updates ratably over the basic vehicle warranty term, commencing when control of the vehicles is transferred to the customer. We also defer revenue from specific services that meet the definition of a performance obligation including premium connectivity and roadside assistance. We also recognize a sales return reserve estimate.
Any fees that are paid or payable by the Company to a customer’s lender when financing is arranged are recognized as an offset to vehicles sales. Shipping and handling is considered a fulfillment activity. Sales taxes collected from customers are excluded from the transaction price of electric vehicle contracts.
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
Deferred revenue is the total transaction price allocated to unsatisfied, or partially unsatisfied performance obligations as of the balance sheet date. This is primarily relates to undelivered OTA software updates. Deferred revenue was immaterial as of September 30, 2023.
Other revenue consists of sales of merchandise and home charging solutions.

Cost of Revenues
Cost of revenues primarily relates to the cost of production of vehicles and includes direct parts, material and labor costs, machinery and tooling depreciation, amortization of capitalized manufacturing costs, shipping and logistics costs, reserves for estimated warranty costs related to the production of vehicles, adjustments related to write down the carrying value of inventory when it exceeds its estimated net realizable value (“NRV”) as needed, adjustments for excess and obsolete inventory, adjustments associated with lower levels of production during the ramp-up phase, and losses on firm purchase commitments, as needed.
Fair Value Measurements
The Company follows the accounting guidance in ASC 820 Fair Value Measurement (“ASC 820”), for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
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

Fair Value Option
Under the ASC 825-10, Financial Instruments - Overall, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The Company elected the fair value option to account for the 2025 convertible senior notes due to the embedded derivative that would require bifurcation and separate accounting if the fair value option was not elected. Also the Company believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the Common Stock underlying the conversion and redemption features (See Note 12). The fair value of the 2025 convertible senior notes is estimated based on a discounted cash flow model and a Monte Carlo simulation, which represent Level 3 measurements. Significant assumptions include the discount rate, the expected premium for conversion, and expected volatility. The 2025 convertible senior notes are presented at fair value in the Condensed Consolidated Balance Sheet, with changes in fair value recognized in Fair value adjustment on 2025 convertible senior notes and derivative liability on the Condensed Consolidated Statements of Operations. There were no changes in fair value attributable to instrument-specific credit risk during the period associated with the 2025 convertible senior notes.

Derivative Instruments
The Company’s only derivative instrument related to the investor’s rights to purchase additional convertible senior notes is described in detail in Note 12. The Investor’s call option is accounted for as a derivative liability on the Condensed Consolidated Balance Sheet at its fair value, with changes in fair value recognized in Fair value adjustment on 2025 convertible senior notes and derivative liability on the Condensed Consolidated Statements of Operations. The Company uses a Monte Carlo Simulation Model to determine the fair value of this derivative instrument.
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value and consists of raw materials, work in progress and finished goods. Inventory value is determined using standard cost, which approximates actual cost on a first-in, first-out basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of future demand forecast, the excess amounts are written-off.
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
There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.
The Company’s income tax provision consists of an estimate for U.S. federal, foreign and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of September 30, 2023.
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
In April and July 2022, the Company purchased 130.1 million Euros for $140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for $50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.018 Euro, which are designed to provide an economic hedge against future foreign currency exposures. As of September 30, 2023, the Company has fully utilized these funds for research and development and production of Ocean and future projects.

3. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$329,771	$—	$—	$329,771
Equity investment	2,220	—	—	2,220
Total fair value	$331,991	$—	$—	$331,991
Liabilities included in:
2025 convertible senior notes and derivative liability	$—	$—	$446,275	$446,275
Total fair value	$—	$—	$446,275	$446,275

	Fair Value Measured as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds included in cash and cash equivalents	$601,045	$—	$—	$601,045
Equity investment	3,140	—	—	3,140
Total fair value	$604,185	$—	$—	$604,185
The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets. The carrying amounts included in the Condensed Consolidated Balance Sheets under Current assets approximate fair value because of the short maturity of these instruments.

On July 28, 2021, the Company made a commitment for a private investment in public equity (PIPE) supporting the planned merger of European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. Fisker Inc. was the exclusive electric vehicle automaker in the PIPE and, in parallel, Allego agreed to terms to deliver a range of charging options for Fisker customers in Europe. On March 16, 2022, the merger closed and the Company delivered cash of $10.0 million in exchange for 1,000,000 shares of Allego's Class A common stock (NYSE: ALLG). The Company’s ownership percentage is less than 5% and does not result in significant influence. The Company has classified its equity investment in Allego as a current asset. For equity securities still held as of September 30, 2023, unrealized losses recognized during the three-months ended September 30, 2023 totaled $0.5 million and unrealized losses recognized during the nine-months ended September 30, 2023 totaled $0.9 million, as shown separately in the Condensed Consolidated Statement of Operations.
In August 2021, the Company issued convertible senior notes due in 2026. We carry the convertible senior notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of September 30, 2023, the fair value of the 2026 Notes was $214.8 million compared to its fair value of $309.8 million as of December 31, 2022. The estimated fair value of the convertible notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the convertible notes in an over-the-counter market on the last business day of the period.
The fair value of the 2025 convertible senior notes is estimated based on a discounted cash flow model and a Monte Carlo simulation, which represent Level 3 measurements.
Refer to Note 12 for additional information regarding the convertible notes issued by the Company.
4. Inventory
Inventory consists of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023	As of December 31, 2022
Raw materials	$268,063	$698
Work in progress	20,973	—
Finished goods	256,617	3,578
Total	$545,653	$4,276
Inventory was comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including new vehicles available for sale. Expenditure related to services performed subsequent to the start of production of salable vehicles are expensed as incurred in cost of revenues in the Condensed Consolidated Statements of Operations.
The Company writes-down inventory for any excess or obsolete inventories or when we believe the net realizable value of inventories is less than the carrying value. The Company recorded an obsolescence reserve on inventories of $0.9 million for the three and nine months ended September 30, 2023. Fixed production overhead costs are allocated to inventory based on the normal capacity of the production facility. The Company recorded a $18.2 million inventory valuation adjustment in cost of revenues in the three months ended September 30, 2023, due to the ramp up in production which impacted the allocation of fixed production overhead costs.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023	As of December 31, 2022
Advanced payments to suppliers	$166,719	$27,218
Value-added tax receivables	50,547	27,928
Prepaid insurance	9,904	2,951
Prepaid and other current assets	47,221	29,392
	$274,391	$87,489
The Company paid value-added taxes on certain capital expenditures and submitted requests for refunds from tax authorities in foreign countries with a concentration in Europe that are pending repayment as of September 30, 2023 and December 31, 2022. Prepaid and other current assets include payments to certain suppliers in advance of production.

6. Intangible Assets
The Company has the following intangible assets (in thousands):

	As of September 30, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$258,304	$(29,485)	$228,819
		$258,304	$(29,485)	$228,819

	As of December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized cost - manufacturing	8 years	$252,304	$(5,382)	$246,922
		$252,304	$(5,382)	$246,922
The Company commenced amortization in the fourth quarter of 2022 of capitalized licensing costs associated with the manufacturing of the Fisker Ocean and production parts, and for warrants granted to Magna International, Inc. (“Magna”). The Company expects to amortize the intangible asset over eight years but will continually assess the reasonableness of the estimated life. Refer to Note 13 for additional information regarding the capitalization of costs upon issuance of warrants to Magna.

7. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Tooling	$450,157	$—
Machinery and equipment	135,559	9,298
Furniture and fixtures	1,553	470
IT hardware and software	13,023	6,427
Leasehold improvements	647	634
Construction in progress	3,157	372,789
Total property and equipment	604,096	389,618
Less: Accumulated depreciation and amortization	(37,348)	(2,481)
Property and equipment, net	$566,748	$387,137
Construction in progress is comprised primarily of costs incurred to construct serial production tooling located at affiliates of Magna and our suppliers. Assets of $450.2 million that are ready for their intended use have changed categories from Construction in progress to Tooling during the nine-months ended September 30, 2023. Assets of $101.3 million have also changed categories from Construction in progress to Machinery and equipment during the nine-months ended September 30, 2023.
As of September 30, 2023, accounts payable and accrued expenses includes acquired property and equipment of $191.8 million compared to $144.8 million as of December 31, 2022, which is excluded from net cash used in investing activities as reported in the condensed consolidated statement of cash flows for the nine-months ended September 30, 2023.

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

Operating leases

During the nine-months ended September 30, 2023 and year ended December 31, 2022, the Company recorded non-cash lease right-of-use assets of $49.1 million and $33.4 million and non-cash lease liabilities of $37.9 million and $35.0 million, respectively, on its consolidated balance sheet.

The table below presents information regarding the Company’s lease assets and liabilities (in thousands):

	As of September 30, 2023	As of December 31, 2022
Assets:
Operating lease right-of-use assets	$78,739	$33,424
Liabilities:
Operating lease — current	$17,825	$7,085
Operating lease — long-term	$51,723	$27,884

The components of lease related expense are as follows (in thousands):

	Three-months ended September 30,
	2023	2022
Lease costs
Operating lease expense	$3,946	$1,432
Short-term lease expense	454	53
Total lease costs	$4,400	$1,485

	Nine-months ended September 30,
	2023	2022
Lease costs
Operating lease expense	$8,904	$3,957
Short-term lease expense	$632	170
Total lease costs	$9,536	$4,127
Operating and short-term lease related expenses are included in selling, general and administrative expense on the Condensed Consolidated Statement of Operations.

Other information related to operating leases is as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)	4.5	3.6
Weighted average discount rate	8.76%	5.27%

The components of supplemental cash flow information related to leases are as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$10,300	$2,412
Non-cash activity:
ROU asset obtained in exchange for operating lease obligations	$52,297	$12,501

As of September 30, 2023, future minimum payments of our operating lease liabilities during the next five years and thereafter are as follows (in thousands):

Operating Leases
Year ending December 31, 2023	$4,407
Year ending December 31, 2024	$18,697
Year ending December 31, 2025	$17,653
Year ending December 31, 2026	$16,832
Year ending December 31, 2027	$9,382
Thereafter	$20,982
Total	$87,953
Less: present value discount	(18,405)
Total lease costs	$69,548

The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at lease inception, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

Finance leases

During 2023 the Company recorded embedded finance lease right-of-use assets of $24.1 million on its consolidated balance sheet, related to certain equipment and tooling that is controlled and used by the Company for vehicle manufacturing. The Company paid for a majority of the costs during 2022 with a remaining liability of $10.0 million as of September 30, 2023 to be paid in 2023. Amortization of right-of-use assets totaled $0.8 million for the nine-months ended September 30, 2023 and future amortization of embedded finance lease right-of-use assets will be recognized over a lease term of approximately 8 years. The Company did not have any finance leases during 2022. As of September 30, 2023, the embedded finance lease right-of-use assets, totaling $25.6 million and lease liabilities from finance leases are included in other non-current assets and accrued expenses on the balance sheet.
9. Accrued Expenses
A summary of the components of accrued expenses is as follows (in thousands):

	September 30, 2023	December 31, 2022
Accrued vendor liabilities	$347,683	$251,291
Advance payments from customers	27,404	—
Order deposits	3,510	4,860
Accrued interest	695	4,867
Accrued professional fees	3,435	1,145
Accrued payroll	2,619	1,627
Accrued other	13,613	1,135
Total accrued expenses	$398,959	$264,925
Accrued vendor liabilities include amounts owed to vendors but not yet invoiced in exchange for vendor purchases, inventory purchases, and research and development services. Certain estimates of accrued vendor expenses are based on costs incurred to date.
Order Deposits

In the third quarter of 2022, the Company began accepting order deposits of $5,000 USD or equivalent currency (Order Deposits) for Fisker Ocean Ones, a limited-edition trim level of the Fisker Ocean. The Company also converted customer deposits for reservation holders who previously made a deposit for an Extreme, Ultra or Sport Ocean prior to

August 16, 2022, the enactment date of the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). Order deposits will be applied to the sales price of the vehicle and recognized as revenue when the vehicle is sold and delivered to the customer. Order Deposits are not included in customer deposits.

On July 1, 2022, the Company entered into a contract for global payment processing agreement with JPMorgan Chase Bank, N.A. (“Chase”). Order Deposits paid directly to the Company via ACH or other direct payment mechanisms are received in the Company’s bank account and available for its use in the subsequent month after the month in which the Order Deposits were placed. For Order Deposits made through credit card transactions, Chase holds cash received from customers until the vehicle is delivered to the customer at which time the cash is deposited into the Company’s bank account and available for its use. Cash received from Order Deposits and the conversion of any customer deposit into an Order Deposit results in the recognition of a contract liability. As of September 30, 2023 and December 31, 2022 contract liabilities for Order Deposits totaled $3.5 million and $4.9 million, respectively.

Advance Payments from Customers

Customer payments received in advance of vehicle delivery, a recognized contract liability, totaled $27.4 million as of September 30, 2023. There were no customer payments received in advance of vehicle delivery as of December 31, 2022.

Revenue recognized during the three months ended September 30 2023, that was included in the contract liability balance at June 30, 2023 totaled $12.7 million. Revenue recognized during the nine months ended September 30, 2023 that was included in the contract liability balance at December 31, 2022 was $0.6 million.

10. Customer Deposits
Customer deposits consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Customer reservation	$15,816	$14,580
Customer SUV option	543	754
Total customer deposits	$16,359	$15,334

Customer deposits consist of reservations, which represent cash received for the future right (e.g., a reservation) to order a Fisker Ocean, PEAR, Alaska or Ronin. Each reservation requires a deposit that ranges from $100 USD or equivalent currency to $2,000 USD or equivalent currency.

11. Unconsolidated Variable Interest Entity

The Company holds a variable interest in an automotive-related entity to which we provide financial assistance to support our production needs. Our variable interest in the entity is a note receivable with face value of $7.7 million, and a carrying amount of $4.5 million as of September 30, 2023, net of expected credit losses, which is included in Other non-current assets on the Company’s Condensed Consolidated Balance Sheet. Our maximum exposure to loss as of September 30, 2023 including the undrawn amount on the note receivable was $10.0 million. However, given our commitment to fund possible future tranches, this would result in an additional $8.0 million, for an aggregate maximum exposure of $18.0 million.

We are not the primary beneficiary of the variable interest entity (“VIE”) as we lack the power to direct the activities that most significantly impact the entities’ economic performance. Therefore, we do not consolidate the VIE under the variable interest model.

12. Convertible Senior Notes
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
As of September 30, 2023 and December 31, 2022, the 2026 Notes consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Convertible Senior 2026 Notes
Principal amount	667,500	667,500
Unamortized debt issuance costs and debt discount	(5,382)	(6,678)
Net carrying amount	662,118	660,822
Interest expense related to the amortization of debt issuance costs for the three and nine-months ended September 30, 2023 was $0.5 million and $1.3 million, respectively. Contractual interest expense for the three and nine-months ended September 30, 2023 was $4.2 million and $12.5 million, respectively.
As of September 30, 2023, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of September 30, 2023. No sinking fund is provided for the 2026 Notes, which means that we are not required to redeem or retire them periodically.
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

Senior Convertible Notes Due 2025

On July 10, 2023, the Company entered into the Securities Purchase Agreement (the “Original Purchase Agreement”) with an institutional investor pursuant to which the Company sold, and the Investor purchased, $340 million in aggregate principal amount of 0% senior convertible notes due in 2025 (the “Series A-1 Notes”) in a registered direct offering. The Series A-1 Notes were sold at an original issue discount of approximately twelve percent (12%) resulting in gross proceeds to the Company of $300 million.

Pursuant to the terms of the Original Purchase Agreement, during the six-month period beginning on the one-year anniversary of the issuance of the Series A-1 Notes and ending on the eighteen-month anniversary of the issuance of the Series A-1 Notes, the Investor could purchase up to an additional $226.7 million in aggregate principal amount of senior convertible notes due two years after the date of issuance (the “Investor AIR Notes”) in one or more registered direct offerings. If the Investor elected, during the AIR Period, to purchase the full amount of Investor AIR Notes, the Company could, at its option, require the Investor to purchase up to an additional $113.3 million in aggregate principal amount of senior convertible notes due 2 years after the date of issuance (the “Issuer AIR Notes” and, together with the Investor AIR Notes, the “Additional Notes”).

On September 29, 2023, the Company and the Investor entered into Amendment No. 1 to the Original Purchase Agreement the “Purchase Agreement Amendment”), in order to:
•Increase the aggregate principal amount of Investor AIR Notes available for purchase to $566.7 million, to be purchased at any time after (A) with respect to the initial $170.0 million of Investor AIR Notes, September 27, 2023, (B) with respect to the next $226.7 million of Investor AIR Notes, December 29, 2023 or (C) with respect to the remaining $170.0 million of Investor AIR Notes, March 29, 2024;
•Extend the Investor’s right to effect a closing of Investor AIR Notes to March 29, 2026;
•Increase the aggregate principal amount of Issuer AIR Notes to $226.7 million;

•Increase the amount of Common Stock required to be reserved by the Company prior to obtaining the stockholder approval described below to 782,000,000 shares of Class A Common Stock; and
•Require that the Company either obtain the prior written consent of requisite stockholders or seek and obtain stockholder approval at a special meeting (in each case no later than January 31, 2024), in order to (x) approve the issuance of securities issued or issuable in an Additional Closing (as defined in the Securities Purchase Agreement) and (y) increase the authorized shares of the Company from 1,250,000,000 to 2,000,000,000. If the Company fails to obtain such approval, it will seek approval at an additional stockholder meeting on or prior to March 31, 2024 and, if necessary, semi-annually thereafter.

On September 29, 2023, pursuant to the terms of the Purchase Agreement Amendment, the Company sold, and the Investor purchased, $170.0 million of the “Series B-1 Notes” in a registered direct offering. The Series B-1 Notes were issued at an original issue discount of approximately twelve percent (12%) resulting in gross proceeds to the Company of $150.0 million.

The Series A-1 Notes and the Series B-1 Notes (collectively, the “2025 Notes”) were issued as senior obligations of the Company under an indenture dated July 11, 2023, by and between the Company and Wilmington Savings Fund Society, FSB, as the trustee, as supplemented by that certain Second Supplemental Indenture dated September 29, 2023. The Notes bear interest at the rate of 0% per annum, however, the interest rate of the Notes will automatically increase to 18% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. The Notes are subject to certain covenants, including a financial test covenant, that requires the Company to have available cash equal to or greater than $340 million at the end of each quarter. The financial test covenant was amended to require the Company to have available cash equal to or greater than $250 million at the end of each quarter. Refer to Note 18, Subsequent Event, for additional information regarding covenant compliance.

The 2025 Notes are convertible into common stock at any time, in whole or in part, at the Investor’s option at a conversion price of $5.5744 with respect to the Series A-1 Notes and $7.5986 with respect to the Series B-1 Notes. The conversion prices are subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination, and/or similar transactions. Additionally, the conversion prices are subject to a full-ratchet adjustment in connection with a subsequent offering at a per share price less than the fixed conversion price in effect. Furthermore, in the event of default, the 2025 Notes may be converted using an alternative conversion price equal to the lower of (i) the conversion price in effect or (ii) 80% of the average stock price preceding conversion.

The 2025 Notes amortize in nine equal installments on each three-month anniversary beginning July 11, 2023, with respect to the Series A-1 Notes and September 29, 2023 with respect to the Series B-1 Notes. The Company may elect to settle each installment in cash based on 103% of the principal amount (plus any accrued default interest or late charges) or in shares of Class A Common Stock, subject to the satisfaction of certain conditions including trading volume and continued NYSE listing requirements, priced at the lower of (i) the conversion price in effect of (ii) 93% of the average stock price preceding such settlement, subject to a floor price of $1.16 which is subject to adjustment to stock splits, dividends, combinations, or other similar events. The investor may elect to defer installments to future periods as it did during the third quarter of 2023. Refer to Note 18, Subsequent Event, for additional information regarding conversions in the fourth quarter of 2023.

The Investor’s right to purchase the Investor AIR Notes provided for in the Original Purchase Agreement, and as amended in the Purchase Agreement Amendment (a net written call option) was determined to be a separate financial instrument from the 2025 Notes issued to the Investor, as the Investor could detach and sell the 2025 Notes to other investors while retaining the rights to purchase the Investor AIR Notes. As a result, the Company concluded that the written option is required to be accounted for as a derivative liability which is required to be remeasured to fair value each balance sheet date with changes in fair value recorded in earnings. As discussed in Note 2, the Company elected the fair value option to account for the 2025 Notes, including the Series A-1 Notes. Accordingly, the $300.0 million of proceeds received were allocated to the Series A-1 Notes and the call option at their estimated fair values as of the issuance date (July 11, 2023). The Series A-1 Notes and the call option will subsequently be remeasured to their fair values at the end of each reporting period.

As the Purchase Agreement Amendment amended the terms and conditions of the investor’s call option, the Purchase Agreement Amendment was evaluated as a modification to the freestanding derivative instrument. The effect of the modified terms was recognized in the mark to market adjustment as of the three months-ended September 30, 2023. Upon issuance any Additional Notes under the Purchase Agreement, the Company expects to continue to elect to apply the fair value option .

The fair value of the 2025 senior convertible notes and derivative liability was estimated using the Monte Carlo simulation pricing model with embedded lattice, and with the following range of assumptions:

Expected term (in years)	1.3
Volatility	57.6% to 70.0%
Dividend yield	0.0%
Risk-free interest rate	5.03% to 5.45%
Common stock price	$6.42

A reconciliation of the beginning and ending balances for the Notes and the call option (derivative liability), which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine months ended September 30, 2023 (in thousands):

2025 Notes, at fair value
Fair value - December 31, 2022	$—
Fair value - June 30, 2023	—
Issuance of Series A-1 Notes	297,000
Issuance of Series B-1 Notes	150,000
Change in fair value - mark to market adjustment	(725)
Fair value - September 30, 2023	$446,275

The fair value of the derivative liability was immaterial during the quarter and as of September 30, 2023.
13. Common Stock and Warrants
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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to nonemployees is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At September 30, 2023, the Company capitalized costs as an intangible asset representing the future economic benefit to Fisker Inc. For the nine-months ended September 30, 2023, the recognized cost of $3.8 million (a non-cash transaction) associated with services rendered, resulted in an increase in capitalized cost-manufacturing to $258.3 million as of September 30, 2023. The Company will continually assess the reasonableness of the estimated useful life and will assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated. If the carrying amount of the intangible asset is not recoverable, the Company will then determine its fair value and record an impairment loss. As of September 30, 2023, no indicators of impairment exists.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone if met. Magna has 12,969,986 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of September 30, 2023, none of which are exercised.

	Fair value	Capitalized at September 30, 2023
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	58,215
	$174,297	$174,297
At-the-market Equity Program
In May, 2022, we entered into an at-the-market distribution agreement dated May 24, 2022 with J.P. Morgan Securities LLC and Cowen and Company, LLC as the sales agents (the “Distribution Agreement”), pursuant to which the Company established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Fisker could, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to the Company of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents could also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Class A Common Stock sold under the ATM Program was registered with the SEC under the Company’s effective shelf registration statement that permits the Company to issue various securities for proceeds of up to $2.0 billion. The Company issued 21,153,154 shares of Class A common stock during the nine-months ended September 30, 2023 for gross proceeds of $133.1 million, before $2.0 million of commissions and other direct incremental issuance costs. Effective July 12, 2023, the Company terminated the Distribution Agreement. As a result, the Company will not offer or sell any more shares under the ATM Program.
14. Loss Per Share
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

	Three-months Ended September 30,
	2023	2022
Numerator:
Net loss	$(95,219)	$(149,342)
Denominator:
Weighted average Class A common shares outstanding	210,747,717	170,870,467
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	343,101,845	303,224,595
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(0.28)	$(0.49)

	Nine Months Ended September 30,
	2023	2022
Numerator:
Net loss	$(298,381)	$(377,392)
Denominator:
Weighted average Class A common shares outstanding	201,033,571	167,107,937
Weighted average Class B common shares outstanding	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic and Diluted	333,387,699	299,462,065
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	(0.89)	$(1.26)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of September 30,
	2023	2022
Convertible senior notes (a)	100,471,297	33,891,845
Stock options and warrants	36,857,869	30,555,194
Total	137,329,166	64,447,039
(a) We have options to issue up to an additional $623.3 million in convertible senior notes which may result in further dilution.
15. Stock Based Compensation
The 2020 Equity Incentive Plan (the “Plan”) is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or nonqualified stock options (“NSO”). Also, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which Class A Common Stock may be issued. As of September 30, 2023, no shares have been issued under the ESPP.

Stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Selling, general and administrative expense	$2,454	$3,908
Research and development expense	3,252	7,258
Production expense	420	—
Total	$6,126	$11,166

	Nine Months Ended September 30,
	2023	2022
Selling, general and administrative expense	$5,407	$6,099
Research and development expense	7,683	11,327
Production expense	420	—
Total	13,510	17,426
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
The Company did not grant any stock options during the three-months ended September 30, 2023.

The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2022	17,679,596	1.51	4.7
Granted	7,000	7.05
Exercised	(60,340)	0.44
Forfeited	(242,841)	13.49
Balance as of September 30, 2023	17,383,415	1.35	3.9
The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

Nine Months Ended September 30, 2023
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
Restricted stock awards
During the nine-months ended September 30, 2022, the Company granted employees, who rendered services during the year ended December 31, 2021 and were employees of the Company on the grant date, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of the year. The restricted stock unit awards vested on the grant date which resulted in the release of 339,340 shares of Class A common stock equal to stock-based compensation expense of $4.5 million recognized in the nine-months ended September 30, 2022. The Company’s founders declined to receive an award related to performance in 2021 and 2022. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member will receive an annual RSU equal to $200,000 granted on the date of the Company’s annual shareholders’ meeting which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”). The RSU awards granted to Outside Directors vested on the grant date which resulted in stock-based compensation expense of $0.8 million recognized in both the nine-months ended September 30, 2023 and 2022, and $0.3 million in both the three-month periods ended September 30, 2023 and 2022, respectively.
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
The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	11,752	$12.45
Awarded	2,282,921	5.84
Vested	(227,627)	12.27
Forfeited	(189,994)	10.02
Unvested as of September 30, 2023	1,877,052	$8.21
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
As of September 30, 2023, the Company has approved and authorized PRSUs equal to 2,028,076 shares of Class A Common Stock with an aggregate PRSU value of $13.0 million of which 1,278,465 awards vested on March 24, 2023, the grant and vesting date for the first tranche of the PRSU award. As of December 31, 2022, achievement of the first tranche of the PRSU award was deemed probable resulting in the recognition of cumulative expense of $10.1 million. During the nine-month period ended September 30, 2023, the Company measured the cumulative expense to be recognized upon vesting based on the closing stock price on the grant and vesting date, which resulted in cumulative expense of $7.3 million, a reduction of $2.8 million from the Company’s measurement of compensation expense as of the end of 2022. There was no cumulative expense impact the during the three-months ended September 30, 2023.
As of September 30, 2023, achievement of the second tranche of the PRSU awards was deemed probable resulting in the recognition of compensation expense of $3.5 million and $10.9 million, respectively for the three and nine-months ending September 30, 2023. Measurement of PRSU compensation expense is based on the closing price on the last day of the quarter ended September 30, 2023 multiplied by the outstanding approved and authorized PRSUs. The grant date of the PRSUs has not been determined and thus the PRSUs remain subject to variable accounting treatment.
16. Related Party Transactions
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors. Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (“Orrick”), which provides various legal services to the Company.

During the three months ended September 30, 2023 and 2022, the Company incurred expenses for legal services rendered by Orrick totaling approximately $0.5 million and $4.6 million, respectively, and $1.3 million and $7.7 million for the nine-months ended September 30, 2023 and 2022, respectively.
17. Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened material claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

18. Subsequent Event

Since September 30, 2023, 16 million shares have been issued in connection with the 2025 Notes, which reduced the carrying value of the 2025 Notes by $46.0 million. On November 22, 2023, the Company entered into an amendment and waiver agreement with the holder of the Company’s 2025 Notes. Pursuant to the waiver, the holder agreed to waive a covenant event of default resulting from the late filing of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 in exchange for having the 2025 Notes secured with a first priority security interest in substantially all of the consolidated assets of the Company, including the existing and future assets of the Company and certain of its subsidiaries, and the Company pledging the share capital of certain subsidiaries of the Company comprising substantially all of the Company’s operations. In addition, the financial test covenant was amended to require the company to have available cash equal to or greater than $250.0 million at the end of each quarter, a reduction from $340.0 million. Following the execution of the waiver, the Company will take steps to perfect the lien on certain assets through year-end; such actions are within the control of the Company.

The 2025 Notes continue to be classified as long-term liabilities in the condensed consolidated balance sheet due to the execution of the amendment and waiver agreement.

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

Recent Developments

We had several business updates in August, September, October, and November 2023, including (i) the opening of the flagship customer lounge in Los Angeles; (ii) commencing global test drive events; (iii) the publishing of our annual ESG impact report; (iv) the achievement of producing over 8,000 vehicles; (v) the delivery of over 2,000 vehicles in 10 countries; (vi) completion of the homologation process in the US and Europe for the Fisker Ultra trim; (vii) bolstering the balance sheet with a successful offering of $170.0 million in aggregate principal of 0% senior convertible notes due in 2025; (viii) the adjustment of Fisker Ocean Extreme, Ultra, and Sport trim pricing.

As outlined earlier this year, our production forecasts are linked to supply chain readiness and receipt of multiple regulatory homologation approvals across our launch markets. The timing of these approvals shifted in the first half of this year, which impacted our 2023 volume forecasts and supplier ramp readiness. Based on our current supplier capacity expectations, we currently forecast we will produce approximately 13,000 to 17,000 vehicles during 2023.
Our focus during this industrialization phase is to ensure process readiness, tooling maturity, part validation, volume ramp up, software maturity, and streamline logistics. Our suppliers are subject to external factors that could impact their ability to ramp output of components for our vehicles at high quality levels. For example, during the third quarter, one supplier experienced financial hardship and Fisker provided financial assistance to support our production needs. Our key supply chain partners are concentrated within an umbrella group of companies, and we are dependent upon their operational performance. Our ability to reach expected run rates is contingent upon key suppliers’ ability to mature software and components and the ability of our manufacturing partner to successfully ramp production at required quality levels. We continue to work with our suppliers and our manufacturing partner to meet our updated production goals for 2023 and prepare for higher volumes in 2024.

Basis of Presentation
Fisker currently conducts its business through one operating segment. Fisker’s automobile sales activity has been limited to date. Revenue from merchandise sales and home charging solutions represented Fisker’s commercial activity historically, but are not core to our ongoing business. Fisker’s historical results are reported under U.S. GAAP and in U.S. dollars. With the start of retail production of its Ocean SUV, Fisker expects its global operations to focus primarily on the USA and the European Union markets. As a result, Fisker expects that the financial results it reports for periods after it began retail production will not be comparable to the financial results for earlier periods including Fisker’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$71,800	$14	$71,786	n.m.
Cost of revenues	104,548	6	104,542	n.m.
Gross Margin	(32,748)	8	(32,756)	n.m.
Operating costs and expenses:
Selling, general and administrative	57,650	22,102	35,548	161%
Research and development	13,428	117,885	(104,457)	(89)%
Total operating costs and expenses	71,078	139,987	(68,909)	(49)%
Loss from operations	(103,826)	(139,979)	36,153	(26)%
Other income (expense):
Other income (expense)	(2,288)	270	(2,558)	n.m.
Interest income	6,395	3,075	3,320	108%
Interest expense	(4,928)	(4,693)	(235)	5%
Foreign currency gain/(loss)	11,068	(7,285)	18,353	(252)%
Unrealized gain/(loss) recognized on equity securities	(530)	(730)	200	(27)%
Fair value adjustment on 2025 convertible note	725	—	725	n.m.
Total other income (expense)	10,442	(9,363)	19,805	(212)%
Loss before income taxes	(93,384)	(149,342)	55,958	(37)%
Provision for income taxes	(1,835)	—	(1,835)	n.m.
Net Loss	$(95,219)	$(149,342)	$54,123	(36)%
n.m. = not meaningful.
Revenue and Cost of Revenues
In the second quarter of 2023, we began producing vehicles for deliveries to our customers and, accordingly, we are recognizing vehicle revenues from the sale of initial Fisker Ocean SUVs. Merchandise sales and home charging solutions are not intended to comprise a significant portion of the Company’s revenues. Over the course of the fourth quarter of 2023, we continue to ramp production volumes at a measured pace to help facilitate the delivery of high-quality components from suppliers in line with our serial production run-rate.
During the three-month period ended September 30, 2023, the Company delivered 1,097 vehicles and recognized net revenue of $71.6 million with related cost of revenues totaling $104.4 million resulting in negative gross profit of $32.8 million. The increase in revenue, cost of revenue and gross profit is due to the increase in vehicles sales for the three-month period ended September 30, 2023. The Company had no vehicle sales during the corresponding three month period ended September 30, 2022. During the three-month period ended September 30, 2023, the Company determined that an $18.2 million inventory valuation adjustment was appropriate due to the lower levels of production during the ramp-up phase which we expect to continue until we reach full production.
Sales of branded apparel and goods and home charging solutions totaled $211 thousand with related costs of revenue sold of $137 thousand resulting in a gross profit of $74 thousand during the three month period ended September 30, 2023 compared to branded apparel sales of $14 thousand with related cost of revenues of $6 thousand resulting in gross profit of $8 thousand during the corresponding three month period ended September 30, 2022.

Since commencing production and sale of our vehicles, our cost of revenues include mainly vehicle components and parts, labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, shipping and logistics costs, and reserves for estimated warranty expenses.
Subsequent to the release of our preliminary earnings results on November 13, 2023, we identified approximately $20 million of expenses that were related to services performed after the start of production of salable vehicles. The expenses were incorrectly recorded primarily as selling, general and administrative expenses in our preliminary earnings results, but were later determined to be associated with production set-up activities and are now appropriately reflected in cost of revenues. Additionally, other inventory adjustments were recorded resulting in a $4.0 million increase in net loss subsequent to the preliminary earnings results.
Selling, General and Administrative
Selling, general and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions, advertising and marketing expenses, and expenses for outside professional services, including legal, accounting and other advisory services.
Selling, general and administrative expenses increased by $35.5 million or 161% from $22.1 million during the three months ended September 30, 2022 to $57.7 million during the three month period ended September 30, 2023, primarily due to increased salaried employee headcount and stock-based compensation, and targeted marketing and advertising for events. With vehicle deliveries having begun in the second quarter of 2023, we have increased our marketing and advertising efforts in alignment with expected customer interest in the Fisker Ocean. Also, Center+, showroom, vehicle processing, and service and pickup locations will open throughout the remainder of 2023 resulting in higher expenses. The timing of openings will correspond with customer order demand and facility readiness in North America and Europe. Selling, general and administrative expenses include stock-based compensation expense of $2.5 million and $3.9 million for three months ended September 30, 2023 and 2022, respectively. Overall, total headcount for the Company increased to more than 1,300 employees as of September 30, 2023, compared to 760 employees as of December 31, 2022.
Research and Development
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean and PEAR models and development of the pre-production and start of production vehicles.
Research and development expenses decreased by approximately $104.5 million or 88.6% from $117.9 million during the three months ended September 30, 2022, to $13.4 million during the three months ended September 30, 2023. The decrease primarily relates to lower costs associated with the purchase and expense of prototype parts and engineering and design services incurred as Fisker met key development gateways during the third quarter of 2022 that did not recur in the third quarter of 2023 as Fisker Ocean consumer deliveries accelerated. Over the remainder of 2023, we expect research and development expenses will continue to trend lower than the corresponding three month period in 2022 as conceptual design and development of PEAR and costs associated with the completion of homologation in 2023 are not expected to exceed 2022’s costs incurred to complete the engineering and design of the Ocean and transition to production, including accrual of probable achievement of engineering and design milestones at the end of 2022. Research and development expense includes stock-based compensation expense of $3.3 million and $7.3 million for the three months ended September 30, 2023 and 2022, respectively.

Interest Expense
Interest expense consists of interest expense associated with the convertible senior convertible notes due in 2026.
Interest expense amounted to $4.9 million and $4.7 million during the three months ended September 30, 2023 and 2022, respectively due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026. Interest expense in the subsequent three month period throughout calendar year 2023 will approximate $4.6 million, including accretion of debt issuance costs.
Foreign Currency Gain/Loss
The Company recorded a foreign currency gain of $11.1 million during the three months ended September 30, 2023, compared to a loss of $7.3 million during the three months ended September 30, 2022, primarily due to remeasurement losses on Euro-denominated monetary assets caused by weakening Euro currency rates. For the remainder of 2023, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gain/Loss Recognized on Equity Securities
Unrealized loss recognized on equity securities held as of September 30, 2023 totaled $0.5 million for the three months ended September 30, 2023 compared to a loss of $0.7 million during the three months ended September 30, 2022.
Fair value adjustment on 2025 convertible not
The Company elected to account for its 2025 convertible notes with changes in fair value recorded as a component of other income (expense), which resulted in a net $0.7 million fair value adjustment for the three-months ended September 30, 2023.
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
Provision for income tax amounted to $1.8 million for the three months ended September 30, 2023.
Net Loss
Net loss was $95.2 million during the three months ended September 30, 2023, a decrease of approximately $54.1 million from a net loss of $149.3 million during the three months ended September 30, 2022, for the reasons discussed above.

Comparison of the Nine-Months Ended September 30, 2023 to the Nine-Months Ended September 30, 2022
The following table sets forth Fisker’s historical operating results for the periods indicated:

	Nine-Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$72,823	$36	72,787	n.m.
Cost of revenues	105,472	25	105,447	n.m.
Gross Margin	(32,649)	11	(32,660)	n.m.
Operating costs and expenses:
Selling, general and administrative	137,552	61,615	75,937	123%
Research and development	143,422	290,505	(147,083)	(51)%
Total operating costs and expenses	280,974	352,120	(71,146)	(20)%
Loss from operations	(313,623)	(352,109)	38,486	(11)%
Other income (expense):
Other income (expense)	(2,593)	(553)	(2,040)	n.m.
Interest income	19,870	4,693	15,177	n.m.
Interest expense	(14,134)	(13,827)	(307)	2%
Foreign currency gain/(loss)	14,467	(9,956)	24,423	(245)%
Unrealized gain/(loss) recognized on equity securities	(920)	(5,640)	4,720	(84)%
Fair value adjustment on 2025 convertible note	725	—	725	n.m.
Total other income (expense)	17,415	(25,283)	42,698	(169)%
Loss before income taxes	$(296,208)	$(377,392)	81,184	(22)%
Provision for income taxes	$(2,173)	$—	(2,173)	n.m.
Net Loss	$(298,381)	$(377,392)	79,011	(21)%
Revenues and Cost of Revenues
In the second quarter of 2023, we began producing vehicles for deliveries to our customers and, accordingly, we are recognizing vehicle revenues from the sale of initial Fisker Ocean SUVs. Merchandise sales and home charging solutions are not intended to comprise a significant portion of the Company’s revenues. Over the course of the second half of 2023, we continue to ramp production volumes at a measured pace to ensure the supplier base can delivery high-quality components in line with our serial production run-rate.
During the nine month period ended September 30, 2023, the Company delivered 1,108 vehicles and recognized net revenue of $72.3 million with related cost of revenues totaling $105.2 million resulting in negative gross profit of $32.9 million. The increase in revenue, cost of revenue and gross profit is due to the increase in vehicles sales for the nine-month period ended September 30, 2023. The Company had no vehicle sales during the corresponding three month period ended September 30, 2022. During the nine-month period ended September 30, 2023, the Company determined that a $18.2 million inventory valuation adjustment was appropriate due to the lower levels of production during the ramp-up phase which we expect to continue until we reach full production.
Sales of branded apparel and goods and home charging solutions totaled $523 thousand with related costs of revenue of $186 thousand resulting in a gross profit of $337 thousand during the nine-month period ended September 30, 2023 compared to branded apparel sales of $36 thousand with related cost of revenues of $25 thousand resulting in gross profit of $11 thousand during the corresponding nine-month period ended September 30, 2022.
Since we commenced production and sale of our vehicles, cost of revenues includes mainly vehicle components and parts, including batteries, labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, shipping and logistics costs, and reserves for estimated warranty expenses.

Selling, General and Administrative
Selling, general and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions, advertising and marketing expenses, and expenses for outside professional services, including legal, accounting and other advisory services.
Selling, general and administrative expenses increased by $75.9 million or 123% from $61.6 million during the nine-months ended September 30, 2022 to $137.6 million during the nine-month period ended September 30, 2023, primarily due to increased salaried employee headcount, improved benefits in line with our human capital and ESG goals designed to offer potential employees competitive compensation packages and stock-based compensation, and targeted marketing and advertising for events. With vehicle deliveries beginning in the second quarter of 2023, we have increased our marketing and advertising efforts in alignment with expected customer interest in the Fisker Ocean. Also, Center+, showroom, vehicle processing, and service and pickup locations will open throughout the remainder of 2023 resulting in higher expenses. The timing of openings will correspond with customer order demand and facility readiness in North America and Europe. Selling, general and administrative expenses include stock-based compensation expense of $5.4 million and $6.1 million for nine-months ended September 30, 2023 and 2022, respectively.
Research and Development
To date, Fisker’s research and development expenses have consisted primarily of external engineering services in connection with the design of the Fisker Ocean model and development of the pre-production and start of production vehicles.
Research and development expenses decreased by approximately $147.1 million or 50.6% from $290.5 million during the nine-months ended September 30, 2022, to $143.4 million during the nine-months ended September 30, 2023. The decrease primarily relates to lower costs associated with the purchase and expense of prototype parts and engineering and design services incurred as Fisker met key development gateways during the first half of 2022 that did not recur in the first half of 2023 as the Fisker Ocean was in the final stages of homologation. Higher costs in the first nine-months of 2022 are only partially offset by higher headcount in the first nine-months of 2023. During the fourth quarter of 2023, we expect research and development expenses will continue to trend lower than the corresponding nine-month periods in 2022 as conceptual design and development of PEAR and costs associated with the completion of homologation in 2023 are not expected to exceed 2022’s costs incurred to complete the engineering and design of the Ocean and transition to production, including accrual of probable achievement of engineering and design milestones at the end of 2022. Research and development expense includes stock-based compensation expense of $7.7 million and $11.3 million for the nine-months ended September 30, 2023 and 2022, respectively.
Interest Expense
Interest expense consists of interest expense associated with the convertible senior notes.
Interest expense amounted to $14.1 million and $13.8 million during the nine-months ended September 30, 2023 and 2022, respectively due to the sale, in August 2021, of $667.5 million principal amount of 2.50% convertible senior notes. Interest expense in the subsequent three-month period throughout calendar year 2023 will approximate $4.6 million, including accretion of debt issuance costs.
Foreign Currency Gain/Loss
The Company recorded a foreign currency gain of $14.5 million during the nine-months ended September 30, 2023, compared to loss of $10.0 million during the nine-months ended September 30, 2022, primarily due to remeasurement losses on Euro-denominated monetary assets caused by weakening Euro currency rates. For the remainder of 2023, we expect EUR denominated transactions associated with our foreign operations and services provided by suppliers will increase and will subject Fisker to greater fluctuation in realized gain and losses from foreign currencies.
Unrealized Gain/Loss Recognized on Equity Securities
Unrealized losses recognized on equity securities held as of September 30, 2023 totaled $0.9 million for the nine-months ended September 30, 2023 compared to a loss of $5.6 million during the nine-months ended September 30, 2022.

Fair value adjustment on 2025 convertible note
The Company elected to account for its 2025 convertible notes with changes in fair value recorded as a component of other income (expense), which resulted in a net $0.7 million fair value adjustment for the nine-months ended September 30, 2023.
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
Provision for income tax amounted to $2.2 million for the nine-months ended September 30, 2023.
Net Loss
Net loss was $298.4 million during the nine-months ended September 30, 2023, a decrease of approximately $79.0 million from a net loss of $377.4 million during the nine-months ended September 30, 2022, for the reasons discussed above.
Liquidity and Capital Resources
During the second quarter of 2023, Fisker began to generate revenues from its core business operations. To date, Fisker has funded its capital expenditures and working capital requirements through equity and convertible notes, as further discussed below. Fisker’s ability to successfully expand its business may depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of September 30, 2023, Fisker’s cash and cash equivalents totaled $527.4 million and restricted cash totaled $98.0 million which supports future working capital needs.
In July and September 2023, we entered into purchase agreements for the sale of an aggregate of $510.0 million principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes was $445.1 million, net of debt issuance costs. The 2025 Notes mature in July 2025 and September 2025, unless repurchased, redeemed, or converted in accordance with their terms prior to such date.
In May 2022, we entered into the Distribution Agreement, pursuant to which Fisker established the ATM Program. Pursuant to the ATM Program, Fisker could, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to Fisker of up to $350 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents were able to also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. We issued 21,153,154 shares of Class A Common Stock under the ATM Program during the nine-months ended September 30, 2023 for gross proceeds of $133.1 million, before $2.0 million of commissions and other direct incremental issuance costs. Effective July 12, 2023, the Company terminated the Distribution Agreement. As a result, the Company will not offer or sell any more share under the May 2022 ATM Program.
In August 2021, we entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 9. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of September 30, 2023.
Fisker expects its capital expenditures and working capital requirements to increase in 2023 and beyond, as it optimizes production and deliveries of the Fisker Ocean, develops its customer support and marketing infrastructure and expands its research and development efforts on PEAR, Ronin and other future vehicle programs such as our electric pick-up truck. Fisker believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-Q. Fisker may, however, need additional cash resources, to fund its operations until it achieves operational profitability, due to changed business conditions or other developments, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments.
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
Cash Flows
The following table provides a summary of Fisker’s cash flow data for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	( in thousands)
Net cash used in operating activities	$(517,580)	$(341,430)
Net cash used in investing activities	(177,685)	(167,256)
Net cash provided by financing activities	$584,112	$130,943
Cash Flows used in Operating Activities
Fisker’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other selling, general and administrative activities. Lease commitments as of September 30, 2023, will result in cash payments of $4.4 million for the remainder of 2023, and $18.7 million for 2024, and $64.8 million for 2025 and thereafter. Structural improvements are required before Fisker can use many of its Fisker Lounges, Center +, vehicle processing, and service and pickup locations in North America and Europe for its intended purposes. The timing for completion of the structural improvements is expected during 2023 and 2024. Compared to 2022, Fisker expects its cash used in operating activities will increase as a decrease in development costs of the Fisker Ocean are offset by higher working capital throughout the remainder of 2023.
Net cash used in operating activities increased by approximately $176.2 million from $341.4 million during the nine-months ended September 30, 2022 to $517.6 million during the nine-months ended September 30, 2023.
Cash Flows used in Investing Activities
Fisker’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment. During the nine-months ended September 30, 2023, the Company acquired assets related to production of the Fisker Ocean and its components that totaled $170.0 million compared to $157.3 million during the nine-months ended September 30, 2022. Fisker continues to expect 2023 capital expenditures for tooling and manufacturing equipment to range between $225.0 million and $240.0 million of which we expect at least 50% is denominated in foreign currencies, as serial production tooling and equipment installations continue at both vehicle assembly and supplier facilities during 2023.
Fisker used cash of $177.7 million for investing activities during the nine-months ended September 30, 2023, compared to $167.3 million during the corresponding nine-months ended September 30, 2022.
Cash Flows from Financing Activities
Through September 30, 2023, Fisker has financed its operations primarily through the sale of equity securities and convertible senior notes.
Net cash from financing activities was $584.1 million during the nine-months ended September 30, 2023, which was primarily due to the proceeds from the issuance of 2025 convertible note of $445.1 million, net of issuance costs of $4.9 million, the issuance of the ATM equity program of $135.9 million, net of stock issuance costs of $1.9 million, as well as aggregate proceeds from the exercise of stock options of $2.8 million. Net cash from financing activities was $130.9 million during the nine-months ended September 30, 2022 which was primarily due to the proceeds from the issuance of the ATM equity program.

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

2025 Convertible Note
The Company analyzed the purchase option related the Securities Purchase Agreement dated as of July 10, 2023 and determined that the purchase option for the Additional Optional Note and Additional Mandatory Note represents a freestanding instrument that should be classified as a derivative. The Company has recorded the Option to Purchase Additional Notes as a derivative liability, which is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any change in fair value is recorded as a component of the income statement. The Company fair values the derivative using the Monte Carlo simulation pricing model with embedded lattice.

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elected to account for its convertible promissory notes with changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible notes were expensed as incurred.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Fisker has not, to date, been exposed to material market risks given its early stage of operations. In the future, Fisker expects to be exposed to foreign currency translation and transaction risks and potentially other market risks, including those related to interest rates or valuation of financial instruments, among others.

Foreign Currency Risk
Fisker’s functional currency is the U.S. dollar, while certain of Fisker’s current and future subsidiaries are expected to have functional currencies in Euro, British Pound Sterling, Indian Rupee, and Chinese Yuan Renminbi reflecting their principal operating markets. Fisker’s contracts with OEMs and/or tier-one automotive suppliers to be transacted in Euro or other foreign currencies. We have completed homologation of the Fisker Ocean or sale in the U.S. and Europe resulting in revenue transactions denominated in Euro or other foreign currencies. In addition, Fisker expects that certain of its subsidiaries will have functional currencies other than the U.S. dollar, meaning that such subsidiaries’ results of operations will be periodically translated into U.S. dollars in Fisker’s condensed consolidated financial statements, which may result in revenues and earnings volatility from period to period in response to exchange rates fluctuations. The Company assesses whether opportunities exist to purchase foreign currencies with U.S. dollars to take advantage of favorable exchange rates.
In April and July 2022, the Company purchased 130.1 million Euros for $140.0 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.076 Euro and 50.0 million Euros for $50.9 million U.S. dollars, a currency exchange rate of 1 U.S. dollar for 1.018 Euro which are designed to provide a hedge against future foreign currency exposures. As of September 30, 2023, the Company has fully utilized these funds for research and development and production of Ocean and future projects.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of our controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our interim condensed consolidated financial statements for the quarter ended September 30, 2023, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weaknesses are as follows:

–The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company has experienced a change in key accounting personnel and, as a result, lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. In addition, the Company did not design and maintain effective controls for communicating and sharing information between the operations, accounting, information technology, finance and legal departments. Specifically, there are insufficient controls to ensure that the accounting department is consistently provided with complete and adequate support, documentation and information, and that matters are resolved in a timely and effective manner.

–The Company did not design and maintain effective controls in response to the risks of material misstatement over the accounting for inventory and related income statement accounts. Specifically, controls over the accounting for inventory and related income statement accounts were not sufficient to respond to changes to the risks of material misstatement to financial reporting due to changes in the business.

These material weaknesses contributed to the following additional material weakness:

–The Company did not design and maintain effective controls related to the accounting for certain non-routine, complex or unusual events or transactions. Specifically, the Company did not design and maintain effective controls to timely analyze and account for the financial statement effects of variable interest entities and valuation of convertible debt and the related derivative liability.

These material weaknesses resulted in material audit adjustments to inventory, costs of revenue, convertible debt and derivative liability balances during the quarter ended September 30, 2023. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Notwithstanding the above, management believes the Company’s consolidated financial statements and related financial information included in this Form 10-Q fairly present, in all material respects, the Company’s balance sheet, statements of operations, comprehensive income and cash flows as of and for the periods presented.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The accounting personnel changes described above are changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For a description of our material pending legal proceedings, please see Note 17, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this report for more information.
Item 1A. Risk Factors
Please see Part I, Item 1A. Risk Factors in our Annual Report filed on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, for a discussion of risks, uncertainties and other factors that could materially affect our business, financial condition or future results, and the following risk factors, which supplement the foregoing:
We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of our suppliers to deliver necessary components for our vehicles in a timely manner and at prices and volumes acceptable to us could have a material adverse effect on our business, prospects and operating results.

While we obtain components from multiple sources whenever possible, many of the components used in our vehicles are purchased from a single source. We believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for many single sourced components, but we may be unable to do so in the near term (or at all) at prices or quality levels that are acceptable to us for some single sourced components. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or they experience production constraints that in turn limit our production.

Any disruption in the supply of components, including semiconductor shortages, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required components. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our ability to produce vehicles, increase our costs and negatively affect our liquidity and financial performance. For example, the consequences of the conflict between Russia and Ukraine or the conflicts in the Middle East, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact us, result in an economic downturn or recession either globally or locally within the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold”wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on our results of operations, financial condition and prospects. Such consequences also may increase our funding cost or limit our access to the capital markets.

If any of our significant suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide financial support or take other measures in an effort to ensure components and materials remain available to us. Financial support provided by us to distressed suppliers could adversely impact our liquidity and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could adversely affect investor confidence in the accuracy and completeness of our financial statements and adversely affect our business and operating results and the market price for our Class A common stock.

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our financial statements for the quarterly period ended September 30, 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. For a discussion of these material weaknesses, please see Part I, Item 4 “Controls and Procedures”.

While the control deficiencies described above did not result in a material misstatement to our financial statements, the control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting. We will not be able to fully remediate these material weaknesses until appropriate steps have been completed and controls have been operating effectively for a sufficient period of time.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. If we are unable to remediate the material weaknesses in a timely manner and further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could result in material misstatements in our financial statements that may continue undetected or a restatement of our financial statements for prior periods. This may negatively impact the public perception of the Company and cause investors to lose confidence in the accuracy and completeness of our financial reports, which could negatively affect the market price of our common stock, harm our ability to raise capital on favorable terms, or at all, in the future, and subject us to litigation or investigations by regulatory authorities, which could require additional financial and management resources or otherwise have a negative impact on our financial condition.

Retail vehicle sales depend significantly on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing have also risen, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our business, prospects, financial condition, results of operations, and cash flows. Additionally, if consumer interest rates continue to increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase our vehicles. As a result, a continuing substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult. Our distribution model is not common in the automotive industry today. Our plan is to conduct vehicle sales directly to users rather than through dealerships, primarily through our Flexee App and Fisker Experience Centers. This model of vehicle distribution is relatively new and, with limited exceptions, unproven, and subjects us to substantial risk. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase sales volume. If our inventory grows at a pace that materially exceeds the pace we deliver vehicles to our customers, our working capital would be adversely affected. Moreover, our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies, which includes competing with companies that have well established distribution channels. If we are unable to achieve this, it could have a material adverse effect on our business, prospects, financial results and results of operations. There are substantial automotive franchise laws in place in many geographies in the world, and we might be exposed to significant franchise dealer litigation risks.

Absent relief, as a result of our failure to timely file a periodic report with the SEC, we are currently ineligible to file a registration statement on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-3. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to file new registration statements on Form S-3 until no earlier than December 1, 2024. In the event of the absence of a waiver, our S-3 ineligibility may significantly impair our ability to raise necessary capital needed for our business. If we seek to access the capital markets through a registered offering pursuant to a new registration statement on Form S-1, we would be required to disclose the proposed offering and the material terms thereof before the offering commences. As a result of such disclosure and potential for SEC review of such registration statement on Form S-1, we may experience delays in the offering process and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to raise capital on a private placement basis, which may be subject to pricing, size and other limitations imposed under NYSE’s rules, or seek other sources of capital. In addition, absent a waiver of the Form S-3 eligibility requirements, we will not be permitted to conduct sales in an “at the market offering” as defined in Rule 415 under the Securities Act. Any of the foregoing may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
See Part II, Item 5.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
During the quarter ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.
The information below included in this Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under Items 1.01, 2.03, 2.04 and 3.01 as designated below.

Item 1.01 Entry into a Material Definitive Agreement

Indenture

As previously disclosed, on July 10, 2023, the Company entered into a Securities Purchase Agreement (the “Original Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, $340,000,000 in aggregate principal amount of 0% senior convertible notes due 2025 (the “Series A-1 Notes”) in a registered direct offering. On September 29, 2023, the Company and the Investor entered into Amendment No. 1 to the Original Purchase Agreement (the “Purchase Agreement Amendment”, and together with the Original Purchase Agreement, the “Securities Purchase Agreement”). Pursuant to the terms of the Purchase Agreement Amendment, the Company agreed to sell, and the Investor agreed to purchase, $170,000,000 in aggregate principal amount of 0% senior convertible notes due 2025 (the “Series B-1 Notes” and together with the Series A-1 Notes, the “Notes”) in a registered direct offering.

The Notes were issued as senior obligations of the Company under that certain Indenture (the “Base Indenture”), dated July 11, 2023, by and between the Company and Wilmington Savings Fund Society, FSB, as the trustee (the “Trustee”), as supplemented by that certain Second Supplemental Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), entered into on September 29, 2023. On November 22, 2023, the Company, along with certain of its subsidiaries, and the Trustee entered into a third supplemental indenture (the “Third Supplemental Indenture”) to the Indenture pursuant to which, among other things, (i) the Company agreed to secure the obligations under the Notes pursuant to a Pledge Agreement (as defined below) and a security agreement, to be entered into by and among the Company, the Investor and certain subsidiaries of the Company and such other security documents and certificates as specified in the Pledge Agreement, including the guaranties executed by certain subsidiaries of the Company (ii) the Investor agreed to reduce the Financial Test (as defined in the Notes) to $250,000,000 effective immediately.

This summary is qualified in its entirety by reference to the full text of the form of Third Supplemental Indenture, which is attached as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

Pledge Agreement

In connection with the Third Supplemental Indenture, the Company and certain of its direct and indirect wholly owned subsidiaries entered into a Pledge Agreement (the “Pledge Agreement”), dated as of November 22, 2023, in favor of the Investor as collateral agent in the form attached hereto as Exhibit 10.1, pursuant to which the Notes will be secured by a first priority security interest in all of the existing and future assets of the Company and certain of its subsidiaries, including a pledge of all of the share capital of certain subsidiaries of the Company (limited, in the case of foreign subsidiaries and domestic foreign holding companies, to 65% of the capital stock of first tier foreign subsidiaries and domestic foreign holding companies). No later than December 8, 2023, the Company and the Investor have agreed to enter into a security agreement and, as is customary for a transaction of this nature, to perfect by December 31, 2023 the security interest in certain assets located in foreign jurisdictions, including entering into account control agreements for cash.

This summary is qualified in its entirety by reference to the full text of the form of Pledge Agreement, which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Amendment and Waiver Agreement

On November 22, 2023, the Company entered into an amendment and waiver agreement (the “Waiver”) with the Investor. Pursuant to the Waiver, the Investor agreed to waive a covenant event of default resulting from the late filing of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023. Such event of default is described in further detail below under Item 2.04. The Investor also agreed to reduce the amount of cash required under the Financial Test to $250,000,000.

This summary is qualified in its entirety by reference to the full text of the Waiver which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth above under the Item 1.01 header is incorporated herein for purposes of this Item 2.03.

Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

As a result of the failure of the Company to timely file this Quarterly Report on Form 10-Q, the Company triggered an event of default (the “Event of Default”) under the Notes.

On November 22, 2023, the Company and the Investor entered into the Waiver as described above whereby the Investor waived the Event of Default.

Item 3.01 Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On November 16, 2023, the Company, received a notice from the New York Stock Exchange (the “NYSE”) indicating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “SEC”).

The NYSE informed the Company that, under NYSE rules, the Company will have six months from November 14, 2023 to file this Quarterly Report on Form 10-Q with the SEC and that the Company could regain compliance with the NYSE listing standards at any time prior to that date by filing its Form 10-Q. As such, the Company regained compliance with the NYSE listing standards as a result of filing this Quarterly Report on Form 10-Q on the date hereof.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

4.1	Form of Third Supplemental Indenture to Indenture dated July 11, 2023					X
10.1	Form of Pledge Agreement					X
10.2	Form of Amendment and Waiver Agreement					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Coverpage Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 22, 2023.

FISKER INC.

By:	/s/ Dr. Geeta Gupta-Fisker
Name:	Dr. Geeta Gupta-Fisker
Title:	Chief Financial Officer and Chief Operating Officer