Form 10-K
period 2023-12-31
Fisker Inc./DE
filed 2024-04-23
CIK 1720990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-39160
_________________________
FISKER INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	82-3100340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1888 Rosecrans Avenue, Manhattan Beach, CA	90266
(Address of principal executive offices)	(ZIP Code)
Registrant’s telephone number, including area code: (833) 434-7537
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value of $0.00001 per share	FSRN	OTC Pink Current Information
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒ (See Note 6. Property and Equipment, net)
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.2 billion as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 15, 2024, the registrant had 1,385,486,856 shares of Class A Common Stock, par value $0.00001 per share and 132,354,128 shares of Class B Common Stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FISKER INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance or future events. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:
•our ability to continue as a going concern;
•our ability to grow and manage growth profitably;
•our ability to enter into additional manufacturing and other contracts with Magna, OEMs or tier-one suppliers in order to execute on our business plan;
•our ability to execute our business model, including market acceptance of our planned products (e.g., Alaska, PEAR and Ronin) and services;
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
•our transition to a Dealer Partnership model; and
•other factors described in this report, including those described in the section entitled “Risk Factors” under Part I, Item 1A of this report.
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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.fiskerinc.com) and various social media channels as a means of disclosing information about the company and its products to its customers, investors and the public (e.g., @fiskerinc, @fiskerofficial, #fiskerinc, #henrikfisker and #fisker on Twitter, Facebook, Instagram, YouTube, TikTok and LinkedIn). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Investor Email Alerts” section of our website at https://investors.fiskerinc.com.
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
Item 1.    Business.
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

Overview
We have built a technology-enabled, capital-light automotive business model that we believe is among the first of its kind and aligned with the future state of the automotive industry. This involves innovations in vehicle development, customer experience, and sales and service that improve the personal mobility experience through technological innovation, ease of use and flexibility. Fisker brings the legendary design and product development expertise of Henrik Fisker – the visionary behind such iconic vehicles as the BMW Z8 sports car and the famed Aston Martin DB9 and V8 Vantage – to deliver high quality, sustainable, affordable electric vehicles that create a strong emotional connection with customers. Central to our business model is the development of platforms designed with engineering flexibility for high content carryover to reduce development time and lower cost to bring multiple derivatives to the market. Our Ocean SUV and Alaska mid-size EV pick up are derived from the same F platform. Fisker also designed the world’s first, low-cost EV platform with 35% fewer parts versus comparable EV’s in the market for lower weight and cost. This, combined with rapid decision-making, focused supply chain management and outsourced manufacturing, reduces development cost and time to market, creating a new business model for the industry and one that gives Fisker an advantage in bringing vehicles to market faster, more efficiently, and with more modern and advanced technology than many competitors.

Our first model, the all-electric Fisker Ocean, has already garnered numerous awards for its design. As of April 16, 2024, the Company has delivered over 6,400 Oceans.

The Fisker Ocean is an all-electric SUV and targets the large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model, such as the BMW X3 Series or Tesla Model 3) of the SUV market. The Fisker Ocean is a five-passenger vehicle with a certified range, depending on specification, of between 231 and a class-leading 360-miles (depending on the customer’s chosen battery pack, driving conditions, wheel size and testing procedures).

Our goal is to revolutionize how customers view personal mobility and vehicle ownership by employing an innovative customer-focused Dealer Partnership model offering a seamless haggle-free (where permitted) buying experience with an efficient easy-to-access vehicle service network. Fisker’s transformative strategic efforts will offer outstanding customer service with easy to access test drives to meet customers’ demand for the Fisker Ocean and to prepare for the launch of additional future models.

Through our design and engineering process combined with rapid product development decision-making and an intense focus on supply chain management, our goal is to significantly reduce the capital intensity and investments typically associated with a new car manufacturing business, accelerate the development cycle of new products, and expedite the adoption of advanced technology in several ways, including:

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

•Magna collaboration. We entered into a cooperation agreement with Magna International Inc. (“Magna”), an industry-leading supplier, and manufacturer of premium high-quality vehicles. The cooperation agreement sets out the main terms and conditions for certain operational agreements related to manufacturing engineering, component sourcing and manufacturing for the Fisker Ocean. By working with an established contract manufacturer such as Magna Steyr, we accelerated our time to market, reduced risk for quality vehicle assembly, and gained access to an established global supply chain. We previously entered into a Non-Exclusive Car Platform Sharing Agreement with a Magna subsidiary and while that agreement remains in place, we have substantially re-engineered an original platform proposal with the Fisker owned FM29 platform, which we have the right to commercialize accordingly.

•Fisker EV Platforms. We created FM29, a unique EV platform, that has unique Fisker intellectual property. Our proprietary FF-PAD process is hardware agnostic which will enable us to collaborate with multiple suppliers for development of new, advanced EV platforms. Fisker FM29 Platform is a premium, cross-over SUV platform developed for global markets that we are exploring to adapt into other derivatives, such as a pickup truck FT32 (Project Alaska/Kayak). SLV1 (Project PEAR) is a brand new cost-efficient platform which we plan to adapt into other potential derivatives. A third platform is conceptualized (Project Ronin) for high-end luxury vehicles at low volumes.

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

•New Dealer Partnership model. As a high-growth startup, Fisker is transforming its strategic efforts by offering customers a no haggle (where permitted), transparent sales experience and improved access to vehicle test drive, delivery and service. As a company, Fisker intends to improve customer satisfaction, increase sales for the Fisker Ocean and prepare the foundation for successful new product launches. In keeping with our asset light strategy, the Dealer Partnership model should enable Fisker to expand its sales and delivery network at a faster pace.

Manufacturing Approach

We decided to seek out partnerships with existing manufacturers rather than constructing new production capacity. On June 12, 2021, we executed a binding Contract Manufacturing Agreement with Magna Steyr Fahrzeugtechnik AG & Co KG (“Magna Steyr”) for the manufacture of the Fisker Ocean. This contract manufacturing approach is intended to lower our upfront costs, while also supporting our ESG mission by reducing the carbon footprint of our operations.

A significant advantage of working with established manufacturing partners is that such enterprises are already connected to the existing automotive supply chain. The maturity of supply chain relationships is critical and is reflected in the connectivity of business systems and IT infrastructure. A typical vehicle consists of over 5,000 individual parts and assemblies, each of which is sourced from an extended supply chain consisting of thousands of suppliers. Compounding this further is the fact that there is complexity in the vehicle build specifications to suit customer choice. These parts must be delivered to the final point of assembly at a rate and in a sequence that matches planned vehicle production. Considering that a typical automotive facility will assemble more than 5,000 parts into a complete vehicle at a rate of one vehicle every 45-120 seconds, the smooth running of that logistics effort becomes critical to the running of the operation. Such organizational efficiency is the result of decades of experience and cannot be easily replicated. These critical relationships extend beyond the simple supply of parts and into areas such as local government, where support and cooperation are vital to ensure that local infrastructure updates are considered at a strategic local government level. Such partnerships are also decades in the making and are critical to the ongoing success of the enterprise.

Growth Strategy

We intend to implement the following strategies to drive stakeholder value from the following actions:

•Re-imagine the customer experience for personal transportation and car ownership. We believe immense opportunities exist to re-imagine the customer experience for personal transportation and car ownership. We plan to continue to design EVs that will be differentiated in the marketplace by proprietary design innovation and a customer experience delivered through a state-of-the-art, software-based user interface and experience. We plan to also continue to develop our proprietary Fisker App to improve the customer experience throughout the entire personal transportation lifecycle. In addition, we are designing our EVs to be compliant with the CCS standard and adaption of the NACS standard in North America, where we have already signed an agreement with Tesla that will allow all Fisker Ocean owners in North America to use the Tesla charging network by January 1, 2025. This will allow our vehicles to charge with existing public charging infrastructure in North America. We have executed charging network agreements with ChargePoint in North America and Deftpower in Europe. We've entered into an agreement with ChargePoint and their roaming partners, who are committed to utilizing renewable energy for their charging stations.

•Develop additional high value, sustainable EV models. We believe the combination of our superior design expertise, along with the power and versatility of platforms engineered with industry-leading OEMs and tier-one automotive suppliers, will enable us to efficiently achieve our goal of providing the world with a range of high value, sustainable EVs. We intend to utilize one or more platforms over time to develop a lifestyle pickup truck and a sport crossover to complement the Fisker Ocean. In addition, we also plan to explore additional EV platform opportunities that will facilitate the company’s mission to revolutionize the personal transportation industry.

Fisker Vehicles

Our first vehicle is the Fisker Ocean, an all-electric premium SUV that we launched with one of the lowest entry price points in the EV SUV segment. The Fisker Ocean offers an electric range of 231 to 360 miles per U.S. EPA standard or 288 to 435 miles per WLTP standard (used in Europe), depending on the battery pack in the customer’s chosen trim, driving conditions, wheel size and testing procedures.

The Fisker Ocean has many selling points that set Fisker apart from its competitors, including:

•California Mode. Patented California Mode delivers an open-air experience with the push of “one button”. With California Mode, customers can drop the front door windows, both rear-seat door windows, both rear Doggie windows next to the D-pillar, and the Rear Lift Gate Window while opening the SolarSky roof at the same time. The rear liftgate window opening is particularly appealing for an EV SUV as there are no exhaust fumes from the vehicle that could enter the cabin. The rear liftgate window opening allows for long items to be transported without having to drive with an open hatch.

•Extra wide track. For the size of the vehicle and category, we believe the Ocean’s extra wide track, among other technical features, gives the Ocean best-in-class ride and handling while maintaining the same tire aspect ratios. The wide track on sports cars contribute to a visually powerful “stance,” and we believe this further distinguishes the Ocean’s design. It has also allowed for a more dramatically sculptured body side design and, combined with the dynamic silhouette, we believe it has achieved a class-leading aesthetically arresting and emotional design.

•User Interface. The Ocean features a revolve screen with integrated physical buttons. We have done extensive design development on the highest quality user interface (“UI”) to enhance the driving experience. We believe combining Ocean’s large 17.1” touch screen with several physical buttons provides drivers a user-friendly interface that allows drivers to access the most-often-used functions while maintaining their eyes on the road.

•Autonomy. The Ocean is engineered with hardware to support future upgrades delivered through post-production software-based updates. Fisker and Magna are working together to develop an industry-unique feature set and a suite of software packages powered by a scalable domain controller architecture. We intend to equip Fisker Ocean with a class-competitive suite of Advanced Driving Assistance System (ADAS) features supported by a sensor suite that includes state-of-the-art computer vision technology and digital imaging radar.

•SolarSky roof. The Fisker brand is a pioneer and leader in full length curved photo voltaic roof design and integration into a passenger vehicle. The photo voltaic roof makes a strong personal statement for those customers that want to fully optimize for zero emissions and sustainability. Fisker Ocean’s SolarSky roof produces up to 1,500 clean, emissions-free miles per year. Under ideal conditions may increase to beyond 2,000 miles, all powered by pure sunshine.

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

•Sustainability. We designed the Fisker Ocean to be the world’s most sustainable vehicle, measured through the entire life cycle, from upstream sourcing of low carbon and recycled materials, through logistics, manufacturing, use phase and re-use and recycling when the vehicles finally come off the road. Use of recycled materials is enhanced by other features, such as offering a full-length photo-voltaic roof, and the fact that we are using existing manufacturing rather than building new plants as part of our asset-light strategy. In addition, we work with our suppliers to source and produce through highly sustainable methods. The sustainability features extend to the full vehicle, where Fisker utilizes innovative materials. Our available SolarSky roof can add over 1,500 miles of clean, free charging from the sun and materials that reinforce our focus on recycling and reuse. For example, through the reuse of tire manufacturing by-products, recycled and bio-based materials, we significantly reduce the amount of process waste that would otherwise go to landfill and reduce the overall CO2 footprint of the Fisker Ocean. In the Fisker Ocean, this deliberate effort delivered the lowest published carbon footprint of any electric SUV, using over 110 lbs. of recycled and bio-based materials. We are also working with suppliers who recover and repurpose materials such as plastics and carbon fiber. These suppliers recover materials that are landfill and ocean-bound, such as plastic bottles and fishing nets, and reprocess them into automotive grade feedstock which can then be used to produce new interior trim, fabrics, acoustic backing, and moldings. In doing so, we reinforce our requirement to minimize ‘new’ hydrocarbon-based feedstock, while simultaneously providing an outlet for, and supporting, those suppliers who are investing in ocean clean up and potentially landfill commodities as an alternate source of raw material.

Fisker has plans to introduce new vehicles in the next three years. For these vehicles, we plan to use our own platforms and in-house design and engineering processes with one or more industry-leading OEMs and suppliers.
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
We anticipate that future generations of Fisker architecture will integrate automotive requirements into customized electronic boards, with hardware accelerators for AI, machine-learning, and computer-vision. This further reduction in electronics component counts is designed to lower power consumption, increase computational power, and allow for even greater scope for feature integration and optimization.

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

Edge Computing Platform

MUSIC SERVICE
SMART CITY SERVICE
CHARGING SERVICE
ROUTING SERVICE
FISKER CLOUD
CLOUD COMPUTE
EXTERNAL SERVICES CONTROLLER
EVENT HANDLER
DB
FLEET EDGE CONTROLLER
FISKER SECURE GATEWAY
UI
DOMAIN CONTOLLER 1
DOMAIN CONTOLLER 2
DOMAIN CONTOLLER n
EDGE COMPUTE NODE
SENSOR 1
SENSOR 2
SENSOR n
VEHICLE NETWORK

Through edge computing and 4G, later ultra-low latency 4G connectivity, it also becomes possible for cloud computing resources to be used as a seamless extension of the computing power in the car. Continuous software updates, both for embedded systems in the car and functions hosted in the cloud, let the digital car grow and become smarter over its lifetime. Fisker automotive design is meeting all functional safety requirements as outlined by ISO 26262 and SO/SAE 21434, which covers security management, and cybersecurity within the Fisker product development lifecycle.

We intend to fully utilize software to improve the powertrain performance, making the cars more efficient, allowing more instantaneous power output, and improving the charging experience. In the future, the powertrain parameters could be tailored to each driver in real time, optimal characteristics of the motors could be constantly measured and altered, and the level of the recuperation system could be adjusted. On-board diagnostics, combined with predictive models and anomaly detection could guide the customer to schedule a service appointment before they even perceive any symptoms, possibly averting a costly repair.

We are designing our EVs to always be “connected” Our next-generation connectivity platform is already heavy at work seamlessly integrating online services and functions, Fisker-unique as well as third party services. Features that are visualized on the large 17.1” high-definition center touchscreen or digital instrument cluster meet strict driver-distraction guidelines with Fisker’s custom UI framework. The My Fisker app seamlessly connects to the car, ensuring the customer’s digital life and driving experience meet in the car.

With data analysis, cloud computing, and the ability to push OTA updates to the vehicle, we expect the in-car experience will evolve over time for the driver and passengers and not the other way around as has traditionally been the case.

Sales - Go To Market Strategy
We believe over the next several years, the EV markets in the U.S. and EU will be broken down into three fundamental segments: the white space segment, the value segment and the conservative premium segment. All three segments will attract customers from traditional ICE vehicles, but the largest growth, by volume, will be the white space segment and the value segment.

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

Conservative premium segment
Emerging segment currently occupied by several traditional auto makers that are trying to keep their own customers from defecting to EV makers like Tesla.
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

Media coverage, digital and non-traditional marketing, and word-of-mouth have been the primary drivers of Fisker’s sales leads, helping us achieve a high volume of reservations without traditional marketing efforts and with a relatively low marketing budget. In 2024, we plan to increase our marketing budget as we roll out our new Dealer Partnership model, while decreasing our internal spending through the elimination of costs associated with the direct-to-consumer business model. We plan to continue to expand our social media presence as a key part of our marketing efforts. We plan to attend and participate in global events and to activate pop-up show rooms to give customers the opportunity to experience Fisker vehicles. We support our customers by providing reference to reputable third-party automotive insurance options.

Direct Sales, Service, and Vehicle Financing
We historically marketed and sold our vehicles directly to customers using our proprietary digital platforms, including the “My Fisker App” and website. During 2024, we will be transitioning to a dealer model from a direct-to-consumer model but expect to operate under both models during 2024. Europe will operate under both models.

New Dealer Partnership

Fisker is making this move to scale for significant acceleration of Fisker Ocean deliveries and higher volume production of additional future models. The Dealer Partnership model also aligns with its asset light business strategy.

The Fisker dealer strategy is multi-faceted, designed to benefit customers and dealers, as well as Fisker. Fisker dealers will provide retail, service, test drive and delivery functions for Fisker vehicles. Fisker dealers will be able to open at a faster pace due to the lower amounts of upfront capital investment versus traditional dealer strategies employed by other OEMs. The reduced facilities related capital investment is consistent with Fisker’s commitment to sustainability principles: use-less, and re-use. Fisker will offer dealers large market areas and no cost sales and service training programs for early dealer partners for a period of time. Dealers may have service area, back-of-house, and administrative functions for a period of time until the dealer’s operation requires dedicated non-customer facing functions. However, customer facing dealership personnel will be dedicated to Fisker.

Fisker is selecting its dealers based upon multiple criteria, including a dealer’s ability to deliver a high level of customer satisfaction. Customer satisfaction will be a key performance metric that dealers will be expected to achieve.
Vehicle Maintenance
Our vehicles are designed to have no “first mandatory service”. We expect service will be needed for mainly two reasons: (1) a fault shows up in the on-board diagnostics/request to go to service, or (2) the customer notices something needs to be “fixed” and service is needed. In each case, we will be alerted by either the vehicle’s on-board diagnostics or the customer and we will then refer the customer to their nearest Fisker dealership.
Fisker Added Value
Fisker's Platform Strategy supports its growth plan objectives, firstly by intelligent re-use of the Ocean platform to define a new EV market segment with the Alaska mid-size EV pick up (labelled the Kayak in the EU); followed by the introduction of an all new, lower cost, higher volume, global platform for the PEAR and future derivatives. This new platform features Fisker's novel 'Steel++' body structure which has 35% less parts than the industry norm due to an intensive focus on component integration and advanced tooling methods. Finally, the ultra low volume, bonded aluminum

Ronin platform concept will be a technology test bed for future Fisker products, and features a novel, structurally integrated battery amongst many other innovations.

Key among the attributes defining Fisker-brand design and engineering is exterior and interior design language. The Fisker Ocean is establishing the look and feel of Fisker products going forward—an evolution of the design language Henrik Fisker developed over his career and with which he has become synonymous. A key element of this design language is the broad shouldered, “muscular” stance of the vehicle. In creating an exterior design with these proportions, our team has taken some key decisions intended to move typical autobody engineering solutions, such as a fixed hood, to a position more relevant to EVs. Not only does this give our vehicles a distinctive, unique look, it also simplifies an otherwise complex manufacturing build tolerance issue. This approach provides greater control of the front-end package and removes certain hardware, ultimately facilitating our desire to design a vehicle with class-leading frontal high-speed impact and pedestrian impact safety.

Fisker-brand design and engineering also encompasses our goal to build the world’s most sustainable vehicles. Fisker Ocean offers SolarSky, a large photo-voltaic glass roof. Our internal testing indicates that this feature has the capability to deliver annually the equivalent of up to 1,500 miles of completely carbon free miles in optimum conditions.

Our design language extends further into the interior of the vehicle with the deployment of our unique UI. In addition to seamless integration of user devices, such as mobile phones and tablets, Fisker has developed a central screen display that is the largest in its class. This screen is the centerpiece of the Fisker UI and will integrate all main vehicle electrical functions and settings into a single, simple interface. The ergonomics of the central screen are further enhanced by combining user programmable “soft keys” on the touch screen surface, with five fixed switches that control the five most frequently used functions. In this way we expect to deliver a futuristic EV “glass cockpit” without the annoyance of searching through several menus to find that critical function, which has been a criticism of similar systems. The combination of this unique central screen and the digital driver’s display will ensure a class-leading user experience.
Research and Development
Our research and development activities primarily take place at our facilities located in La Palma, San Francisco, and Culver City, California. The majority of our current activities are primarily focused on the research and development of our EVs and software technology platforms. We undertake significant testing and validation of our products in order to ensure that we will meet the demands of our future customers. We are working with various strategic partners to improve the Ocean and to bring other future EV models into commercialization.

Sustainability Actions
As demonstrated in our vision and mission, we are committed to sustainability, which includes our dedication not only to the environment, but also our communities and other stakeholders. ESG is foundational to Fisker and, as a purpose driven company, it is embedded in everything we do. We engage with our community through direct actions such as beach clean-ups and employee food drives. We are currently evaluating incentives and other programs to support sustainability and social accountability throughout our corporate activities.

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
In June 2023 we released our 2023 Fisker Ocean Life Cycle Assessment (LCA) detailing the progress we've made toward our mission of creating the world's most emotional and sustainable electric vehicles.

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

Intellectual Property

Our success depends in part upon our ability to protect its core technology and intellectual property. We attempt to protect our intellectual property rights, both in the U.S. and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of our proprietary information through non-disclosure agreements with our vendors and business partners. Unpatented research, development and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

As of March 6, 2024, we owned 16 issued U.S. patents, have 56 pending or allowed U.S. patent applications, 51 issued foreign designs and 16 pending foreign design applications. In addition, we have 162 registered trademarks, and 13 pending trademark applications. Our patents and patent applications are directed to, among other things, vehicle design, engineering and battery technology.
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
Emissions
In the U.S., EU and China, there are vehicle emissions performance standards that will provide an opportunity for us to sell emissions credits.
United States

In the U.S., the U.S. Environmental Protection Agency (“EPA”) promulgates and enforces emissions standards for motor vehicles under the Clean Air Act. The EPA requires that Fisker obtain a Certificate of Conformity concerning emissions for its vehicles before offering them for sale. California also regulated motor vehicle emissions even before the Clean Air Act’s passage. Therefore, California is permitted to issue its own emissions standards, and other states may adopt California’s standards instead of the EPA’s standards. The California Air Resources Board (“CARB”) is responsible for setting California’s emissions standards. CARB requires Fisker to obtain an Executive Order, confirming that its vehicles conform to California’s emissions standards.

Greenhouse Gases

Both the EPA and California have greenhouse gas emissions standards for motor vehicles. These regulations restrict the amount of carbon dioxide (CO2) and non-methane organic gases and nitrous oxide gas (NMOG+NOx) that a vehicle is permitted to emit. California’s greenhouse gas emissions standards were established in 2012 under California’s “Advanced Clean Cars I” program; Advanced Clean Cars II (“ACCII”) was adopted in 2022. California continues to consider potential amendments to ACCII to further scale down emissions of new motor vehicles sold in California (and the states which have adopted California’s standards). Both the EPA and CARB enforce their greenhouse gas standards by issuing credits for over-compliance with the given standard and penalizing a manufacturer’s failure to meet the standard. Manufacturers who have an excess of these credits may transfer or sell them to a manufacturer which is deficient in the credits. Because Fisker vehicles are all-electric, Fisker vehicles will necessarily comply (and over-comply) with these standards, offering Fisker significant opportunity to sell these credits to other manufacturers. Fisker already has one such agreement in place. Finally, because these standards become more stringent over time, Fisker’s opportunity to sell these credits will also increase over time.

Zero Emission Vehicles

California also requires manufacturers to maintain a certain percentage of zero-emission vehicles (“ZEVs”) as part of their overall number of new vehicles sold in that state. The ZEV program assigns ZEV credits to each vehicle sold in California. The number of credits is based on the drivetrain type and the all-electric range (“AER”) of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle. Plug-in hybrid vehicles (“PHEVs”) receive between 0.4 and 1.3 credits per vehicle. Battery electric and fuel cell vehicles receive between 1 and 4 credits per vehicle, based on range. The Fisker Ocean receives 3.4 credits or 4.0 credits, depending on trim and wheel options.

Vehicle manufacturers are then required to maintain ZEV credits equal to a set percentage of non-electric vehicles sold in California. By 2035, all new passenger vehicles sold in California must be a ZEV. Similar to the greenhouse gas standards, CARB permits manufacturers who over-comply with the ZEV standard of a given model year to sell those credits to a manufacturer who is not in compliance. CARB has established a $5,000 penalty for each credit that a manufacturer is short of the standard for that year.

Other states have adopted California’s ZEV sales requirements including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont (the “ZEV states”). Additionally, some states have legislation to adopt California’s ZEV standard beginning in 2025 including Minnesota, Nevada, Virginia, and Washington. New Mexico will adopt these standards in 2026.

Because of the increasingly stringent ZEV sales requirements and the increasing number of states adopting these standards, we believe Fisker has significant opportunity to sell its ZEV credits to manufacturers who do not meet their quotas.
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
Fuel Economy
The United States Department of Transportation, through its agency the National Highway Transportation Safety Administration (“NHTSA”), sets fuel economy standards for new vehicles sold in the U.S. NHTSA does so by setting standards for Corporate Average Fuel Economy (“CAFE”). The CAFE program assesses a manufacturer’s fleet of vehicles for its fuel economy, expressed in miles per gallon.
Manufacturers who over-comply with NHTSA’s CAFE standards are given a credit for every one-tenth of a mile per gallon by which they exceed the standard. For manufacturers whose fleet fails to meet the year’s standard, NHTSA set a penalty of $14 per credit deficiency. This penalty increased to $15 per credit in model year 2022.
Because Fisker vehicles are all electric, they not only comply with NHTSA standards but also generate CAFE credits. Fisker continues to engage manufacturers on selling these credits.
Vehicle Safety and Testing
Our vehicles are subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). We intend for the Fisker Ocean to fully comply with all applicable FMVSSs without the need for any exemptions, and expect future Fisker vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSSs, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.
On January 11, 2024, NHTSA opened a Preliminary Evaluation regarding the Ocean’s braking performance. On February 14, 2024, NHTSA opened a Preliminary Evaluation regarding alleged unintended movement. And on April 1, 2024, NHTSA opened a Preliminary Evaluation regarding alleged failure of the Ocean’s latch and handle that prevents doors from opening. The Company is fully cooperating with NHTSA with respect to these matters.
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
Fisker vehicles sold outside of the U.S. are subject to similar foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting. The EU established new rules regarding additional compliance oversight, and there is also regulatory uncertainty related to the United Kingdom’s withdrawal from the EU. These changes could impact the rollout of new vehicle features in the EU. Fisker has completed the homologation testing process in the EU and U.S. during 2023. The Company has received regulatory approvals including the European Whole Vehicle Type Approval Certificate, EPA Certificate of Conformity, and CARB Executive Order, after which we commenced retail customer deliveries in both the U.S. and EU in 2023.
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
•Side Pole
•Far Side Impact
•Whiplash
•Vulnerable Road Users (Pedestrians and Cyclists)
•Safety Assist
•Rescue and Extrication

Strategic Collaborations
Magna
On October 14, 2020, Legacy Fisker and Spartan entered into a cooperation agreement with Magna setting forth certain terms for the development of a full electric vehicle (the “Cooperation Agreement”). The Cooperation Agreement sets out the main terms and conditions of the operational phase agreements (the “Operational Phase Agreements”) that will extend from the Cooperation Agreement and other agreements with Magna that are expected to be entered into by and between us and Magna (or its affiliates). The upcoming Operational Phase Agreements referenced in the Cooperation Agreement relate to various platform and manufacturing agreements. The Cooperation Agreement provides that we would issue to Magna warrants to purchase Class A Common Stock in an amount equal to six percent (6%) of our capital stock on a fully diluted basis (which means for these purposes, after giving effect to the deemed conversion or exercise of all of our options, warrants and other convertible securities outstanding on the issuance date; provided, however, that the “public warrants” sold as part of the units issued by Spartan in its initial public offering which closed on August 14, 2018 shall not be deemed to be exercised for these purposes) after giving effect to the Business Combination and issuance of the warrants to purchase such shares to Magna, with an exercise price of $0.01 per share of (the “Magna Warrants”). On October 29, 2020, we issued to Magna 19,474,454 Magna Warrants. The Magna Warrants were subject to the satisfaction of certain vesting criteria related to the development and start of production of the Fisker Ocean, all of which have been satisfied as of December 31, 2023.
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

Human Capital Resources

We pride ourselves on the quality of our diverse team by seeking to hire only employees that are dedicated and aligned with our strategic mission. We work to leverage partnerships and modulate hiring based on our product roadmap. We employed approximately 1,560 full-time employees as of December 31, 2023, 760 as of December 31, 2022 and 327 as of December 31, 2021 based primarily in our California, Munich and Hyderabad facilities. The majority of our employees are engaged in marketing, sales and service with research and development and related functions close behind. To date, we have not experienced any work stoppages and consider our relationships with our employees to be in good standing. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

As of April 19, 2024, we employed approximately 1,135 employees. The decrease since December 31, 2023 primarily reflects actions taken to reduce our headcount.

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
RISK FACTORS SUMMARY
Investing in our securities involves a high degree of risk. Below please find a summary of the principal risks we face. These risks are discussed more fully below:
Operational Risks
•There is substantial doubt about our ability to continue as a going concern.
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
•Our relationship with automotive suppliers is integral to our platform procurement and manufacturing plan, and we may not be able to obtain such commitments in the future. We therefore may seek alternative arrangements with a number of component suppliers, and contract manufacturers, which we may not be successful in obtaining.
•If we are unable to continue to contract with OEMs or suppliers on manufacturing of our future vehicles, we would need to develop our own platform and manufacturing facilities, which may not be feasible and, if feasible at all, would significantly increase our capital expenditure and would significantly delay production of our vehicles.

•There are complex software and technology systems that need to be developed in coordination with vendors and suppliers in order to reach production for our electric vehicles, and there can be no assurance such systems will be successfully developed.
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
•Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
•We have a limited operating history and face significant challenges as a new entrant into the automotive industry.
•We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses in the future.
•Our limited operating history makes evaluating our business and future prospects difficult and will increase the risk of investing in us.
•If our vehicles fail to perform as expected, our ability to develop, market, and sell or lease our electric vehicles could be harmed.
•We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of its vehicles and components and its business, revenues and prospects.
•Our direct-to-consumer distribution model which we historically deployed has been different from the predominant current distribution model for automobile manufacturers. We are transitioning to a dealer sales model, which makes evaluating our business, operating results and future prospects difficult.
•We depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.

Macroeconomic, Market, and Strategic Risks
•Our asset-light business model is unique in the automotive industry and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
•We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles. The automotive market is highly competitive, and we may not be successful in competing in this industry.
•Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, electric vehicles.
•Doing business internationally creates operational and financial risks for our business.
•We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could adversely affect investor confidence in the accuracy and completeness of our financial statements and adversely affect our business and operating results and the market price for our Class A common stock.
•The issuance of shares of our Class A Common Stock upon the conversion of the 2025 Notes or the exercise of the outstanding Magna Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Financial Risks
•Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
•Retail vehicle sales depend significantly on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could adversely affect our business, prospects, financial condition, results of operations, and cash flows.
•Our business plans require a significant amount of capital. In addition, our future capital needs are likely to require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

•Absent relief, as a result of our failure to timely file a periodic report with the SEC, we are currently ineligible to file a registration statement on Form S-3, which is likely to impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
•Our Class A Common Stock is currently traded on the OTC Market Pink Sheets, which may have an unfavorable impact on our stock price and liquidity.

Legal and Regulatory Risks
•Compliance with and changes to state dealer franchise laws could adversely impact our ability to successfully move to a dealership sales model.
•We retain certain information about our users and may be subject to various privacy and consumer protection laws.
•We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.
•Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
•Our vehicles are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.
•We will face risks associated with potential international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.
•The dual class structure of our Common Stock has the effect of concentrating voting with Henrik Fisker and Dr. Geeta Gupta-Fisker, our co-founders, members of our Board of Directors and Chief Executive Officer and Chief Financial Officer, respectively. This may limit or preclude other stockholders' ability to influence corporate matters, including the outcome of important transactions, including a change in control.

Risks Related to Our Convertible Senior Notes
•The 2026 Notes are effectively subordinated to our existing and future secured indebtedness and structurally subordinated to the liabilities of our subsidiaries.
•We did not make a required interest payment of approximately $8.4 million payable in cash on March 15, 2024 with respect to the 2026 Notes. Under the indenture governing the 2026 Notes, such non-payment is a default and we had a 30-day grace period to make the interest payment which now has elapsed. Such non-payment constitutes an Event of Default with respect to the 2026 Notes. For the quarter ended March 31, 2024, the 2026 Notes (in addition to the 2025 Notes) are expected to be classified as a current liability.
•We may be unable to raise the funds necessary to repurchase the 2026 Notes for cash following a fundamental change (as defined in the Indenture) or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the 2026 Notes or pay cash upon their conversion.
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the Notes.
•Our obligations to the Investor pursuant to the 2025 Notes are secured by a first priority security interest in all of the existing and future assets of the Company and certain of our subsidiaries, and because of a default, the Investor could foreclose on, liquidate and/or take possession of such assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

We have listed below the material risk factors applicable to us grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; Legal and Regulatory Risks; and Risks Related to Our Convertible Notes.
Operational Risks
There is substantial doubt about our ability to continue as a going concern.

We used $904.9 million in cash in operating and investing activities in 2023, and our cash balance reduced from $736.5 million at December 31, 2022 to $325.5 million at December 31, 2023. Our cash and cash equivalents balance further reduced to $53.9 million of unrestricted and $11.2 million of restricted at April 16, 2024, reflecting significant payments to certain suppliers. We expect to require additional cash in 2024 for debt service and investment needs, and our ability to generate cash from operating activities will depend on our ability to transition to a dealer model and sell vehicles. Accordingly, we have concluded there is substantial doubt as to our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financings, enter into a strategic partnership with an OEM, and generate cash from the sale of vehicles. We need significant additional funding in the near term to execute our business plan and to continue our operations. We continue to seek and evaluate opportunities to raise additional funds through the issuance of our securities, through one or more potential strategic partnerships, and from the sale of vehicles. If capital is not available to us when, and in the amounts needed, we could be required to further curtail our operations. Moreover, if we do not raise capital in the near term or receive a forbearance agreement and/or waivers from our debt holders (for relief from current defaults), we will be unable to satisfy our debt service obligations and expect to seek protection under applicable bankruptcy laws.

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
Our ability to successfully manufacture vehicles, including the Fisker Ocean, is subject to risks, including with respect to:
•securing necessary funding;
•negotiating and executing definitive agreements with various suppliers for hardware, software, or services;
•manufacturing vehicles within specified design tolerances;
•obtaining required regulatory approvals and certifications;
•complying with environmental, safety, and similar regulations;
•securing necessary components, services, or licenses on acceptable terms and in a timely manner;
•timely delivering final component designs to our suppliers;
•attracting, recruiting, hiring, retaining, and training skilled employees;
•utilizing quality controls;
•timely receipt of supplies, including raw materials;
•maintaining arrangements on reasonable terms with its manufacturing partners and suppliers, engineering service providers, delivery partners, and after sales service providers; and
•avoiding delays in manufacturing and research and development of new models, and cost overruns.
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
We have entered into a number of definitive agreements with third parties in order to implement our capital-light business model and will need to enter into definitive agreements with one or more suppliers in order to produce other vehicles in a manner contemplated by our business plan. Furthermore, we have explored and intend to secure alternative suppliers and providers for many of the most material aspects of our business model.
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
Our relationship with automotive suppliers is integral to our platform procurement and manufacturing plan, and we may not be able to obtain such commitments in the future. We therefore may seek alternative arrangements with a number of component suppliers, and contract manufacturers, which we may not be successful in obtaining.
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
We are relying on third-party suppliers to develop a number of emerging technologies for use in our products, including lithium-ion battery technology. These technologies may not be commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, and results of operations.
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

Any disruption in the supply of components, including semiconductor shortages, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required components. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our ability to produce vehicles, increase our costs and negatively affect our liquidity and financial performance. For example, the consequences of the conflict between Russia and Ukraine or the conflicts in the Middle East, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact us, result in an economic downturn or recession either globally or locally within the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on our results of operations, financial condition and prospects. Such consequences also may increase our funding cost or limit our access to the capital markets.

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
Our vehicles make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
The battery packs within our vehicles make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, once our vehicles are commercially available, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of cobalt mining, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could seriously harm our business and reputation.
We have a limited operating history and face significant challenges as a new entrant into the automotive industry.
Fisker was incorporated in September 2016 and we have a short operating history in the automobile industry, which is continuously evolving. We may not be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market the Fisker Ocean and future vehicles. We face significant risks as a new entrant into the automotive industry, including, among other things, with respect to our ability to:
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
We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses in the future.
We have incurred a net loss since our inception. We expect to incur losses in future periods as we, among other things, design, develop and manufacture our vehicles; build up inventories of parts and components for our vehicles; increase our sales and marketing activities; develop our distribution infrastructure; and increases our selling, general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in expected revenues, which would further increase our losses.
We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We are required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is no historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.
Our limited operating history makes evaluating our business and future prospects difficult and will increase the risk of investing in us.
As an early-stage company with a limited operating history, we face various risks and difficulties. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.
If our vehicles fail to perform as expected, our ability to develop, market, and sell or lease our electric vehicles could be harmed.
Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair, recalls, and design changes. Our vehicles use a substantial amount of software code to operate and software products are inherently complex and often contain defects and errors when first introduced. We have a limited frame of reference by which to evaluate the long-term performance of our systems and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. If any of our vehicles fail to perform as expected, we may need to delay deliveries or initiate product recalls, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.
Our services may not be generally accepted by our users. If we are unable to provide quality customer service, our business and reputation may be materially and adversely affected.
Our servicing may primarily be carried out through third parties certified by us or dealers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing Fisker vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our partners will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we deliver increases.
We have received various complaints relating to the timing of delivery of titles and registration paperwork. These claims – and any other complaints or negative publicity about our business practices, our marketing, and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, our cybersecurity measures and privacy practices and other aspects of our business – could diminish customer confidence in our business and adversely affect our brand. Moreover, the use of social media increases the speed that information, misinformation, and opinions can be shared and thus the speed that our reputation can be affected.

In addition, if we are unable to roll out and establish a widespread dealership and/or service network that complies with applicable laws, user satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations, and prospects.
Reservations for our vehicles are cancellable.
Deposits paid to reserve our vehicles are cancellable by our customers. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations may not purchase Fisker vehicles. Such cancellations could harm our financial condition, business, prospects, and operating results.
If we fail to manage our future growth effectively, we may not be able to market and sell or lease our vehicles successfully direct to consumers or through dealerships.
Assuming we are able to secure sufficient capital, we may expand our operations, which would require hiring, retaining and training new personnel, controlling expenses, establishing facilities and experience centers, and implementing administrative infrastructure, systems and processes. In addition, because our electric vehicles are based on a different technology platform than traditional ICE vehicles, individuals with sufficient training in electric vehicles may not be available to be hired, and we will need to expend significant time and expense training employees we hire. We also require sufficient talent in additional areas such as software development. Furthermore, as we are a relatively young company, our ability to train and integrate new employees into its operations may not meet the growing demands of our business, which may affect our ability to grow. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, operating results and financial condition.

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

Our direct-to-consumer distribution model which we historically deployed has been different from the predominant current distribution model for automobile manufacturers. We are transitioning to a dealer sales model, which makes evaluating our business, operating results and future prospects difficult.

We initially began sales of our vehicles through a direct-to-consumer distribution model, which is different from the predominant current distribution model for automobile manufacturers. In January 2024, we announced that we would begin using a dealer sales model more aligned with the traditional dealer distribution model used by automobile manufacturers. The historical use of a direct-to-consumer distribution model and the change to using a dealer sales model makes evaluating our business, operating results and future prospects difficult. Our historical direct-to-consumer distribution model is not common in the automotive industry today. While the dealer sales model is common in the automotive industry, there are limited instances where an automobile company has changed its distribution model, which makes it difficult to assess the impact of such change. Consumers may have been attracted to our historical direct-to-consumer model and may determine not to move forward with the purchase of a vehicle for which they have made a deposit if required to purchase through a dealership. There may be delays in arranging for all necessary licenses and/or permits to enable us to use a dealer sales model. During any such delay, we may also be unable to sell cars in a direct-to-consumer format due to state restrictions on competition with franchise dealers. Any such delays or restrictions will negatively impact our ability to sell vehicles and generate revenue. If we are unable to successfully transition our distribution model, including minimizing loss of sales to existing deposit holders during the transition, it would have a material adverse effect on our business, prospects, financial results and results of operations.

We depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.
We depend on revenue generated from a single vehicle model, the Fisker Ocean, and in the foreseeable future will be significantly dependent on a limited number of models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that for the foreseeable future our business will depend on a single or limited number of models, to the extent a particular model is not well-received by the market, our sales volume, business, prospects, financial condition, and operating results could be materially and adversely affected.
We are highly dependent on the services of Henrik Fisker, our Chief Executive Officer.
We are highly dependent on the services of Henrik Fisker, our co-founder and Chief Executive Officer, and, together with his wife, our Chief Financial Officer, our largest stockholder. Mr. Fisker is the source of many, if not most, of the ideas and execution driving Fisker. If Mr. Fisker were to discontinue his service to Fisker due to death, disability or any other reason, we would be significantly disadvantaged.
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
Our vehicles contain complex information technology systems. For example, our vehicles are outfitted with built-in data connectivity to accept and install periodic remote updates from us to improve or update the functionality of our vehicles. We have designed, implemented and tested security measures intended to prevent cybersecurity breaches or unauthorized access to our information technology networks, our vehicles and their systems, and we intend to implement additional security measures as necessary. However, hackers may attempt in the future to gain unauthorized access to modify, alter and use such networks, vehicles and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Vulnerabilities could be identified in the future, and our remediation efforts may not be successful. Any unauthorized access to or control of our vehicles or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data, as well as other factors that may result in the perception that our vehicles, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.
Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.
We outfit our vehicles with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, which we have yet to fully develop. Our systems will be vulnerable to damage or interruption from, among others, fire, terrorist attacks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks, cyber attacks or other attempts to harm our systems. Our data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our vehicles are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.
We need to continue to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.
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
Macroeconomic, Market, and Strategic Risks
Our asset-light business model is unique in the automotive industry and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
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
We may be unable to adequately control the costs associated with our operations. We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. We expect to use various raw materials in our vehicles including steel, recycled rubber, recycled polyester, carpeting from fishing nets and bottles recycled from ocean waste. The prices for these raw materials fluctuate depending on factors beyond our control. Our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality lithium-ion battery cells.
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

We face risks related to public health issues, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
We continue to face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.
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
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics (as more fully described in the risk factor “We face risks related to public health issues, including the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations” located elsewhere in these Risk Factors), and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

The military conflicts in Ukraine, Israel, Iran and Gaza, including the related disruptions to international shipping in the Red Sea and the global response to these conflicts, may adversely affect our business and results of operations.
In response to the military conflict between Russia and Ukraine, the U.S., U.K. EU, and others have imposed significant new sanctions and export controls against Russia and certain Russian individuals and entities. This conflict has also resulted in significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the U.S. government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks (including increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam, and fake accounts, or other illegal activity conducted generally by bad actors seeking to take advantage of us, our partners or end-customers) against U.S. companies. These increased threats could pose risks to the security of our information technology systems, our network and our product offerings and/or service offerings for our products, as well as the confidentiality, availability and integrity of our data.

We have operations, as well as potential new customers, in Europe. If the conflict extends beyond Ukraine or further intensifies, it could have an adverse impact on our operations in Europe or other affected areas. While we do not offer any services in Ukraine, we are continuing to monitor the situation in that country and globally as well as assess its potential impact on our business, including the supply of natural gas in Europe. Although neither Russia nor Belarus constitutes a material portion of our business (if any), a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.
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
Henrik Fisker and Dr. Geeta Gupta-Fisker, Fisker’s co-founders, members of the Board of Directors and Chief Executive Officer, and Chief Financial Officer, respectively, are married to each other. They are two of our executive officers and are a vital part of our operations. If they were to become separated or divorced or could otherwise not amicably work with each other, one or both of them may decide to cease his or her employment with Fisker or it could negatively impact our working environment. Alternatively, their work performance may not be satisfactory if they become preoccupied with issues relating to their personal situation. In these cases, our business could be materially harmed.
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

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. As discussed in Item 9A, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. We will not be able to fully remediate these material weaknesses until appropriate steps have been completed and controls have been operating effectively for a sufficient period of time.

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
The issuance of shares of our Class A Common Stock upon the conversion of the 2025 Notes or the exercise of the outstanding Magna Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
The holder of the 2025 Notes has and in the future may receive a substantial number of shares of Class A Common Stock upon conversion of the 2025 Notes. The conversions are expected to cause a significant dilution in the relative percentage interests of the Company’s stockholders and lead to volatility in the price of shares of Class A Common Stock. Moreover, the Investor may seek to sell their shares. Sales of substantial amounts of Class A Common Stock in the public market, or the perception that these sales could occur, coupled with the increase in the outstanding number of shares of Class A Common Stock, could cause the market price of Class A Common Stock to decline.
The Magna Warrants entitle Magna to purchase an aggregate of approximately 19,474,454 million shares of our Class A Common Stock. The exercise price of these warrants are $0.01 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

Financial Risks
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
Unfavorable changes in any of these or other factors could materially and adversely affect our business, results of operations and financial results.
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results. For example, recent German and U.S. legislative efforts, including the Inflation Reduction Act (the “IRA”), have eliminated certain tax incentives for purchasers of Fisker vehicles in those markets.
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
We need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that our warranty reserves will be sufficient to cover all claims.
Our business plans require a significant amount of capital. In addition, our future capital needs are likely to require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
We expect our expenditures to continue to be significant in the foreseeable future. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We need to seek equity or debt financing to finance our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.
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
In addition, our future capital needs and other business reasons require us to sell additional equity or debt securities or obtain a credit facility, which is not feasible with the 2025 Notes outstanding. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.
If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.
Absent relief, as a result of our failure to timely file a periodic report with the SEC, we are currently ineligible to file a registration statement on Form S-3, which is likely to impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-3. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to file new registration statements on Form S-3 until no earlier than March 1, 2025. In the event of the absence of a waiver, our S-3 ineligibility may significantly impair our ability to raise necessary capital needed for our business. If we seek to access the capital markets through a registered offering pursuant to a new registration statement on Form S-1, we would be required to disclose the proposed offering and the material terms thereof before the offering commences. As a result of such disclosure and potential for SEC review of such registration statement on Form S-1, we may experience delays in the offering process and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to raise capital on a private placement basis, which may be subject to pricing, size and other limitations, or seek other sources of capital. In addition, absent a waiver of the Form S-3 eligibility requirements, we will not be permitted to conduct sales in an “at the market offering” as defined in Rule 415 under the Securities Act. Any of the foregoing may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Our Class A Common Stock is currently traded on the OTC Market Pink Sheets, which may have an unfavorable impact on our stock price and liquidity.
Our Class A Common Stock is currently quoted on the OTC Markets Pink Sheets. The OTC Markets Pink Sheets is significantly more limited market than the national securities exchanges such as the New York Stock Exchange, or Nasdaq stock exchange, and there are lower financial or qualitative standards that a company must meet to have its stock quoted on the OTC Markets Pink Sheets. OTC Markets pink Sheets is an inter-dealer quotation system much less regulated than the major exchanges, and trading in our Class A Common Stock may be subject to abuses and volatility, which may have little to do with our operations or business prospects. This volatility could depress the market price of our Class A Common Stock for reasons unrelated to operating performance. These factors may result in investors having difficulty reselling any shares of our Class A Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

Legal and Regulatory Risks
Compliance with and changes to state dealer franchise laws could adversely impact our ability to successfully move to a dealership sales model.

Compliance with and changes to state dealer franchise laws could adversely affect our ability to successfully move to a dealership sales model. Certain manufacturers have been challenging state dealer franchise laws in many states and some have expressed interest in selling directly to customers, including us prior to our transition to a dealership sales model. Our future dealership sales model could be adversely affected if new vehicle sales are allowed to be conducted on the internet without the involvement of franchised dealers, or by increased market share by direct-to-consumer competitors.
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
We may need to defend against patent or trademark infringement claims brought against us, which may be time-consuming and would cause us to incur substantial costs.
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
The dual class structure of our Common Stock has the effect of concentrating voting with Henrik Fisker and Dr. Geeta Gupta-Fisker, our co-founders, members of our Board of Directors and Chief Executive Officer and Chief Financial Officer, respectively. This may limit or preclude other stockholders' ability to influence corporate matters, including the outcome of important transactions, including a change in control.
Shares of our Class B common stock, par value $0.00001 per share (“Class B Common Stock”) have 10 votes per share, while shares of our Class A Common Stock have one vote per share. Henrik Fisker and Dr. Geeta Gupta-Fisker, Fisker’s co-founders, members of our Board of Directors and Chief Executive Officer and Chief Financial Officer,

respectively, hold all of the issued and outstanding shares of our Class B Common Stock. Mr. Fisker and Dr. Gupta-Fisker may have interests that differ from other stockholders. This may have the effect of delaying, preventing or deterring a change in control of Fisker, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Fisker, and might ultimately affect the market price of shares of our Class A Common Stock.
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

Risks Related to Our Convertible Senior Notes
The 2026 Notes are effectively subordinated to our existing and future secured indebtedness and structurally subordinated to the liabilities of our subsidiaries.
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
In addition, because none of our subsidiaries guarantee the 2026 Notes, the 2026 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of December 31, 2023 we had approximately $1,227.0 million in total indebtedness. Our subsidiaries had no outstanding indebtedness as of December 31, 2023. The Indenture governing the 2026 Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.
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
Noteholders may require us to repurchase their 2026 Notes following a fundamental change (as defined in the Indenture), such as the fundamental change related to the formal delisting of our Class A Common Stock from the NYSE, at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture.
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
As of December 31, 2023, we had $1,227.0 million indebtedness. We may anticipate incurring dditional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the 2025 Notes or the 2026 Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

We cannot provide assurance that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any indebtedness which we may incur in the future, we would be in default, which would permit the acceleration of the maturity of such indebtedness, which could have a material adverse effect on our business, results of operations and financial condition.
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
In connection with the 2026 Notes, we entered into Capped Call transactions with certain financial institutions, which we refer to as the “option counterparties”. The Capped Call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any 2026 Notes, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Call transactions, the “option counterparties” and/or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our Class A common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock or the 2026 Notes at that time.
In addition, the “option counterparties” and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so following any conversion of 2026 Notes, any repurchase of the 2026 Notes by us on any fundamental change (as defined in the indenture governing the 2026 Notes) repurchase date, any redemption date, or any other date on which the 2026 Notes are retired by us). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the 2026 Notes.
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
The “option counterparties” are financial institutions, and we will be subject to the risk that they might default under the Capped Call transactions. Our exposure to the credit risk of the “option counterparties” will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

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

The terms of the 2025 Notes restrict our current and future operations, particularly our ability to respond to changes or take certain actions, including some of which may affect completion of our strategic plan.

The 2025 Notes contain a number of restrictive covenants that impose operating restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, enter into affiliate transactions, pay dividends, make acquisitions and make investments, loans and advances.

These restrictions may affect our ability to execute on our business strategy, limit our ability to raise additional debt or equity financing to operate our business, including during economic or business downturns, and limit our ability to compete effectively or take advantage of new business opportunities.

Provisions in the 2025 Notes may deter or prevent a business combination that may be favorable to you.

Under the terms of the 2025 Notes we are prohibited from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2025 Notes. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

We may not have the ability to pay the installments on the 2025 Notes or to redeem the 2025 Notes.

The amortization payments with respect to the principal amount of the 2025 Notes were due and payable on July 11, 2023 for the Series A-1 Notes, September 29, 2023 for the Series B-1 Notes and then on each three-month anniversary thereafter until each maturity date in 2025. If we are unable to satisfy certain equity conditions, we will be required to pay all amounts due on any installment date in cash. As previously disclosed, the Company did not pay amortization payments due on the March 29, 2024 Installment Date under the Series B-1 Notes or on the April 11, 2024 Installment Date due under the Series A-1 Notes, resulting in an event of default under such Notes and the Company entering the Forbearance Agreement with the Investor as described below. If a change of control occurs, the Investor may require us to repurchase, for cash, all or a portion of their 2025 Notes. Our ability to pay amortization payments and interest on the 2025 Notes, to repurchase the 2025 Notes, to fund working capital needs, and fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors, and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at a level sufficient to permit us to pay the interest on the 2025 Notes or to repurchase or redeem the 2025 Notes or that our cash needs will not increase.

The Investor can defer an installment payment due on any installment date to another installment date and may, on any installment date accelerate the payment of amounts due on up to an additional two times the installment payment of the 2025 Notes at the current installment price until the next installment date. Therefore, we may be required to repay the entire principal amount in one lump sum on the maturity date of the 2025 Note. If we are unable to satisfy certain equity conditions, we will be required to pay all amounts due whether by deferral or acceleration in cash and we may not have sufficient funds to repay the 2025 Notes under such circumstances.

Our failure to make the required payments on the 2025 Notes would permit the Investor to accelerate our obligations under the 2025 Notes. Such default may also lead to a default under our agreements governing any of our current and future indebtedness.

If we are unable to generate sufficient cash flow from our operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of the indebtedness, seek forbearance of a waiver, obtain additional financing, reduce expenditures, or sell assets that we deem necessary to our business. We cannot assure you that any of these measures would be possible or that additional financing could be obtained on favorable terms, if at all. The inability to obtain additional financing on commercially reasonable terms would have a material adverse effect on our financial condition and our ability to meet our obligations to you under the 2025 Notes.

We are party to a Forbearance Agreement which expires on May 1, 2024, unless extended by the Investor, and if we are unable to comply with the Forbearance Agreement, then the Investor could require us to immediately repay the amounts due under the 2025 Notes.

On April 22, 2024, the Company, certain subsidiaries of the Company who are guarantors of the 2025 Notes (the “Guarantors” and together with the Company, the “Obligors”) and the Investor (in its capacity as collateral agent and noteholder) entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which the Investor agreed to, among other things, forbear from enforcing its right to immediate redemption and forbear from exercising any of its other rights or remedies (including enforcement and collection actions) under the Transaction Documents until May 1, 2024, by operation of law or otherwise against the Obligors or any of the Collateral or other property owned by the Obligors (including, without limitation, via set-off or recoupment) with respect to certain defaults and events of default that have occurred, or that may occur, as described further in the Forbearance Agreement.

A termination event under the Forbearance Agreement consists of, among other things, the occurrence of a new event of default under the 2025 Notes or the 2026 Notes, or the Company engaging in any transaction (including the incurrence of Indebtedness), making any divided, investment, payment or transfer, or taking any other action, in each case, outside the ordinary course of business (taking into consideration the current circumstances of the Company and its subsidiaries).

If we fail to comply with the terms of the Forbearance Agreement, or fail to get the Forbearance Agreement extended as needed, the Investor could declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, since the borrowings under the 2025 Notes are secured by a first priority lien on our assets, upon such acceleration, the Investor may foreclose on our assets, which would have a material adverse effect on our business, results of operations and financial condition.

The market price of shares of Class A Common Stock may decline in the future as a result of the sale of Class A Common Stock held by the Investor, and the issuance of shares upon conversion of the 2025 Notes in accordance with the terms thereof is expected to cause a significant dilution in the relative percentage interests of the Company’s stockholders and may lead to volatility in the price of shares of Class A Common Stock.

The Investor has and in the future may receive a substantial number of shares of Class A Common Stock. While the number of shares of Class A Common Stock that will be issued is uncertain, the issuance of shares upon conversion of the 2025 Notes in accordance with the terms thereof is expected to cause a significant dilution in the relative percentage interests of the Company’s stockholders and may lead to volatility in the price of shares of Class A Common Stock. The Investor may seek to sell their shares. Sales of substantial amounts of Class A Common Stock in the public market, or the perception that these sales could occur, coupled with the increase in the outstanding number of shares of Class A Common Stock, could cause the market price of Class A Common Stock to decline.

The Company has incurred, and will continue to incur, significant costs in connection with the offering of 2025 Notes, which may be in excess of those anticipated by the Company.

The Company has incurred and will continue to incur substantial non-recurring costs and expenses in connection with the offering of the 2025 Notes. These costs and expenses include, without limitation, expenses associated with its entry into the definitive documentation and financial and legal advisory and other professional fees incurred related to the transactions and costs associated related to the Forbearance Agreement and any additional forbearance if needed. Furthermore, the cost to the Company of defending any potential litigation or other proceeding relating to the transactions could be substantial. These costs and expenses, as well as other unanticipated costs and expenses, could have an adverse effect on our financial condition and operating results.

Our obligations to the Investor pursuant to the 2025 Notes are secured by a first priority security interest in all of the existing and future assets of the Company and certain of our subsidiaries, and if we default on those obligations, the Investor could foreclose on, liquidate and/or take possession of such assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

On December 28, 2023, the Company and certain of its direct and indirect wholly owned subsidiaries entered into an Amended Pledge Agreement, in favor of the Investor as collateral agent, pursuant to which the entirety of the Pledge Agreement was amended and restated to, among other things, amend and define the scope of the security interest created by the Pledge Agreement in all of the existing and future assets of the Company and certain of its subsidiaries. In addition, on December 28, 2023, certain subsidiaries of the Company entered into the Guaranty in favor of the Investor as collateral agent, pursuant to which, among other things, such subsidiaries have guaranteed the Company’s outstanding obligations in respect of the 2025 Notes. As a result, if we default on our obligations under the 2025 Notes, the Investor could foreclose on their security interest and liquidate or take possession of some or all of the assets of the Company and certain of our subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

The value of the collateral securing the 2025 Notes may not be sufficient to pay the amounts owed under the 2025 Notes.

The proceeds of any sale of collateral securing the 2025 Notes following an event of default with respect thereto may not be sufficient to satisfy, and may be substantially less than, amounts due on the 2025 Notes. No appraisal of the value of the collateral securing the 2025 Notes has been made. The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. The value of the collateral could be impaired in the future as a result of changing economic and market conditions, our failure to successfully implement our business strategy, competition and other factors. By its nature, some or all of the collateral may not have a readily ascertainable market value or may not be salable or, if salable, there may be substantial delays in its liquidation. Bankruptcy laws and other laws relating to foreclosure and sale also could substantially delay or prevent the ability of the collateral agent or any holder of the 2025 Notes to obtain the benefit of any collateral securing the 2025 Notes. Such delays could have a material adverse effect on the value of the collateral.

Some of the collateral is located in foreign jurisdictions, and thus subject to the laws, procedures and market conditions of such jurisdictions and applicable bankruptcy laws.

Some of the collateral is located in jurisdictions outside of the United States. As a result, enforcement of the security interests and any foreclosure or realization against such collateral will be subject to and depend upon the laws, procedures and economic and market conditions of such foreign jurisdictions. Such laws and procedures may vary significantly from jurisdiction to jurisdiction and may be less favorable than those applicable in the United States. Additionally, the timing, expense and procedural hurdles related to enforcement of security interests in foreign jurisdictions may vary and are difficult to predict.

The rights of the collateral agent and the holders of the 2025 Notes to enforce remedies may be significantly impaired by application of foreign bankruptcy, insolvency and restructuring laws. There also can be no assurance that courts outside of the United States would recognize the jurisdiction of a U.S. bankruptcy court. Accordingly, difficulties may arise in administering a U.S. bankruptcy proceeding against the Company or any of its subsidiaries with respect to collateral and other property located outside of the United States, and any orders or judgments of a bankruptcy court in the United States may not be enforceable in certain foreign jurisdictions.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity
While no organization can eliminate cybersecurity risk entirely, we devote significant resources to our security program that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. Our efforts focus on protecting and enhancing the security of our information systems, software, networks, and other assets. These efforts are designed to protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or degrade service or our operations; sabotage systems; or otherwise cause harm to the Company, our customers, suppliers, or dealers, or other key stakeholders.

We employ capabilities, processes, and other security measures we believe are designed to reduce and mitigate these risks and have requirements for our suppliers to do the same. Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers, the responsibility ultimately rests with our suppliers to establish and uphold their respective cybersecurity programs. Our ability to monitor the cybersecurity practices of our suppliers is limited and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, networks, and other assets owned or controlled by our suppliers. When we become aware that a supplier’s cybersecurity has been compromised, we attempt to mitigate the risk to the Company, including, if appropriate and feasible, by terminating the supplier’s connection to our information systems. Notwithstanding our efforts to mitigate any such risk, there can be no assurance that the compromise or failure of supplier information systems, technology assets, or cybersecurity programs would not have an adverse effect on the security of the Company’s information systems.

To effectively prevent, detect, and respond to cybersecurity threats, we employ a multi-layered cybersecurity risk management program supervised by our Chief Information Security Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, architecture, education, and risk management processes. This responsibility includes identifying, considering, and assessing potentially material cybersecurity incidents on an ongoing basis, establishing processes designed to prevent and monitor potential cybersecurity risks, implementing mitigation and remediation measures, and maintaining our cybersecurity program.

Our cybersecurity program aligns to internationally recognized standards and best practices for cybersecurity and data protection. We perform, internal and externally sourced, security testing, 3rd party attack simulations, application scanning, and IT Security Controls Assessments, to identify vulnerabilities and evaluate cyber defense capabilities in the enterprise and in our vehicle product systems. We also perform phishing and social engineering simulations and provide cybersecurity training to Company personnel with access to Company information and/or digital assets. We disseminate security awareness newsletters to employees to highlight emerging or urgent cybersecurity threats and best practices. Externally, we monitor notifications from the U.S. Computer Emergency Readiness Team (“CERT”), Automotive Information Sharing and Analysis Center (“Auto ISAC”), FBI InfraGard; and review customer, media, and third-party, cybersecurity reports; and respond to third-parties or security researchers who notify us of vulnerabilities they can detect in our cyber defenses.

Our capabilities, processes, and other security measures also include, without limitation:
•Security Information and Event Management (“SIEM”) cloud incident management platform, that provides a log aggregation and analytics solution for threat and vulnerability monitoring.
•Endpoint Detection and Response (“EDR”) software, which monitors for malicious activities on endpoints.
•Cloud Security Posture and Workload Protection (CSPM/CWPP) infrastructure, container, and workload monitoring for threats and compliance posture; and
•Corporate incident response plans, including a product security incident response plan.
•Supplier Risk Management processes to monitor contractual cybersecurity requirements, assess and manage 3rd party cyber and data risk in service and technical engagements.

We invest in enhancing our cybersecurity capabilities and strengthening our partnerships with key business partners, service providers, government, and law enforcement agencies, to understand the range of cybersecurity risks in the global operating environment, enhance defenses, and improve resiliency against cybersecurity threats. Additionally, our CISO is a member of the FBI InfraGard and FBI Executive Advisory Board. Our membership in these public and private sector groups assists in our efforts to protect the Company against both enterprise and in-vehicle security risks.

The Company’s global cybersecurity incident response is overseen by our Chief Information Security Officer. Our Chief Information Security Officer has served in that role for over 2 years and has over 2 decades of cybersecurity governance, engineering, and operations experience for large global brands. Our Chief Information Security Officer reports to the Vice President of IT. The Vice President of IT reports directly to the Senior Vice President of Enterprise, Digital Operations, and Transformation.

When a cybersecurity threat or incident is identified, our policy is to review and triage the threat or incident, and to then manage it to conclusion in accordance with our cybersecurity incident response processes. When a cybersecurity incident is determined to be significant, it is addressed by senior management and/or disclosure committee using processes that leverage subject-matter expertise from across the Company. Furthermore, we may engage third-party advisors as part of our incident management processes. Any cybersecurity incident that is identified as having the potential to be highly significant or material to the Company are brought to the attention of the Chief Technology Officer and /or General Counsel by the Chief Information Security Officer as part of our cybersecurity incident response processes.

Cybersecurity risk management is an integral part of our overall enterprise risk management program. As part of its enterprise risk management efforts, the Board meets with senior management, including the executive leadership team, to assess and respond to critical business risks. Critical enterprise risks are assessed by senior management annually and discussed with the Board. Once identified, each of the risks we view as most significant is assigned an executive risk owner who is responsible to oversee risk assessment, develop and implement mitigation plans, and provide regular updates to the Board (and/or Board committee assigned to the risk). Cybersecurity threats have been and continue to be identified as one of the Company’s top risks, with our Chief Technology Officer and Chief Information Security Officer assigned as the executive risk owners. The Board has delegated primary responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee. Our Chief Information Security Officer briefs the Board annually.

As part of its oversight duties, the Audit Committee receives regular updates on our cybersecurity posture and information security risks from our Chief Information Security Officer. These regular updates include topics related to cybersecurity practices, cyber risks, and risk management processes, such as updates to our cybersecurity programs and mitigation strategies, and other cybersecurity developments. In addition to these regular updates, as part of our incident response processes, the Chief Technology Officer, in collaboration with the Chief Information Security Officer and General Counsel, provides updates on certain cybersecurity incidents to the Audit Committee and, in some cases, the Board. The Audit Committee reviews and provides input into, and oversight of our cybersecurity processes, and in the event the Company determines it has experienced a material cybersecurity incident, the Audit Committee is notified about the incident in advance of filing a Current Report on Form 8-K.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ, that we believe are designed to prevent, detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the probability or risk of an incident. Risk management measures cannot provide absolute security, and may not be sufficient in all circumstances, or mitigate all potential risks.

Our Cybersecurity program makes a reasonable and ongoing effort to keep pace with a rapidly changing threat and regulatory landscape.
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
Fisker's global footprint includes leases for Center+ vehicle viewing locations, service centers, mixed-use properties and Fisker lounges located throughout North America, Europe and Asia.
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
On March 25, 2024, the NYSE notified us that it had determined to (A) immediately suspend trading in our Class A common stock due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual, and (B) commence proceedings to delist our Class A Common Stock. On April 10, 2024, the NYSE filed a Form 25-NSE with respect to our Class A common stock; the formal delisting of the Class A common stock became effective ten days thereafter.
Our Class A common stock is quoted on the OTC Pink platform.
Holders of Common Stock and Warrants
As of April 16, 2024, there were 36 holders of record of our Class A Common Stock, two holders of our Class B Common Stock, and one holder of the Magna Warrants. The actual number of stockholders of our Class A Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Performance Graph

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph shows a comparison, from December 31, 2018 through December 31, 2023, of the cumulative total return on our common stock, the NYSE Composite Index, and the NASDAQ OMX Global Automobile Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NYSE Composite Index and the NASDAQ OMX Global Automobile Index assumes an investment of $100 on December 31, 2018 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

The following table summarizes stock performance graph data points in dollars:

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
Recent Sales of Unregistered Securities
None.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For discussion related to changes in financial condition and the results of operations for fiscal year 2022-related items compared to the fiscal year ended December 31, 2021, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2022, which was filed with the Securities and Exchange Commission on March 1, 2023

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Form 10-K, particularly in Part I, Item 1A, Risk Factors. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.
OVERVIEW
Fisker has built a technology-enabled, asset-light automotive business model that it believes is among the first of its kind and aligned with the future state of the automotive industry. This involves a focus on vehicle development, customer experience, sales and service intended to change the personal mobility experience through technological innovation, ease of use and flexibility. Fisker has three important brand pillars - sustainability, design and innovation. The Company combines the legendary design and engineering expertise of Henrik Fisker to develop high quality electric vehicles with strong emotional appeal. Central to Fisker’s business model is the Fisker Flexible Platform Agnostic Design (“FF-PAD”), a proprietary process that allows the development and design of a vehicle to be adapted to any given electric vehicle (“EV”) platform in the specific segment size. The process focuses on selecting industry leading vehicle specifications and adapting the design to crucial hard points on an EV platform and outsourced manufacturing to reduce development cost and time to market. The first example of this is Fisker’s development of a distinctive base vehicle platform that started with an architecture provided by Magna Steyr Fahrzeugtechnik AG & Co KG, a limited liability partnership established and existing under the laws of Austria (“Magna Steyr”), an affiliate of Magna International, Inc. (“Magna”), but that Fisker substantially modified and re-engineered into Fisker's FM29 Platform. Fisker believes it is well-positioned through its global premium EV brand, its renowned design capabilities, its sustainability focus, and its asset-light and low overhead cost structure, which enables products like the Fisker Ocean to be priced roughly equivalent to internal combustion engine-powered SUV’s from premium brand competitors.

The Fisker Ocean is targeting a large and rapidly expanding “premium with volume” segment (meaning a premium automaker producing more than 100,000 units of a single model such as the BMW X3 Series or Tesla Model Y) of the electric SUV market. The Fisker Ocean, a five-passenger vehicle with a 250- to over 350-mile range and state-of-the-art advanced driver assistance capabilities, will be differentiated in the marketplace by its innovative and timeless design and a re-imagined customer experience delivered through an advanced software-based user interface. The Fisker Ocean is made with a high degree of sustainability, measured across the full vehicle life-cycle. We have prioritized the proximity of suppliers and materials, and emphasize recycled and bio-based content. Our vehicle is produced in a carbon-neutral factory and we are working hard to provide renewable energy sourced charging options and will have options for remanufacturing, re-using and recycling over 90% of our vehicle when it finally comes off the road. The optional features for the Ocean, including the patented California Mode and a solar photovoltaic roof, resulted in the Fisker Ocean prototype being the most awarded new automobile at CES 2020 by Time, Newsweek, Business Insider, CNET and others.
Through an innovative partnership strategy, Fisker believes that it will be able to significantly reduce the capital intensity typically associated with developing and manufacturing vehicles, while maintaining flexibility and optionality in component sourcing and manufacturing due to Fisker’s FF-PAD proprietary process. Through Fisker’s FF-PAD proprietary process, Fisker, in collaboration with Magna, has developed a proprietary electric vehicle platform called FM29 that will underpin Fisker Ocean and at least one additional nameplate. Fisker intends to cooperate with one or more additional industry-leading original equipment manufacturers (“OEMs”), technology companies, and/or tier-one automotive suppliers for access to procurement networks, while focusing on key differentiators in innovative design, software and user interface. Multiple platform-sharing partners are intended to accelerate growth in Fisker’s portfolio of electric vehicle offerings. Fisker recently announced its new Dealer Partnership model in North America and a hybrid model of dealer partner and direct to consumer sales in Europe.
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

Industry-Leading Tier-One Automotive Suppliers

On October 14, 2020, the Company and Spartan entered into a Cooperation Agreement with Magna setting forth certain terms for the development of a full electric vehicle (the “Cooperation Agreement”). The Cooperation Agreement set out the main terms and conditions of operational phase agreements (the “Operational Phase Agreements”) that will extend from the Cooperation Agreement and other agreements with Magna (or its affiliates). On December 17, 2020, the Company entered into the platform-sharing and initial manufacturing Operational Phase Agreements referenced in the Cooperation Agreement. The Company and Magna Steyr Fahrzeugtechnik AG & Co KG entered into a Development Services Agreement on October 22, 2020 and Addendum to Development Services Agreement on April 7, 2021 providing for the full development and industrialization of the Company's proprietary FM29 Platform and Fisker Ocean as the first Fisker vehicle from the Company's proprietary FM29 Platform. The Company and Magna Steyr also entered into a Contract Manufacturing Agreement on June 12, 2021 for the launch and manufacture of the Fisker Ocean.
These co-operations allow the Company to focus on vehicle design, strong brand affiliation and a differentiated customer experience. Fisker intends to leverage multiple EV platforms to accelerate its time to market, reduce vehicle development costs and gain access to an established global supply chain of batteries and other components.
The Company believes it has been able to accelerate its time to market. Production of the Fisker Ocean commenced in November 2022 and the Company intends to meet timing, cost and quality expectations while optimally matching its cost structure with its projected production ramp by leveraging such partnerships and a trained workforce. Remaining hardware agnostic allows for selection of partners, components, and manufacturing decisions to be based on both timeline and cost advantages and enables Fisker to focus on delivering truly innovative design features, a superior customer experience, and a leading user interface that leverages sophisticated software and other technology advancements.
While the Company has entered into agreements with Magna and several other leading tier-one automotive suppliers, unanticipated events, delays in execution by third parties and any required changes in the Company’s current business plans could materially and adversely affect its business, margins and cash flows.

Market Trends and Competition
The cadence of EV adoption by consumers is likely to vary from year-to-year. While many independent forecasts suggest that EVs as a percentage of global auto sales will grow from 3% in 2020 to more than 30% in 2030, growth is unlikely to be linear. For example, many OEMs experienced softer EV growth in 2023 than initially projected and, as a result, had to lower prices and reduce their volume forecasts. Over time, EV penetration is expected to grow with the introduction of more purpose-built EV platforms such as the Fisker Ocean, a reduction in manufacturing costs that will come with scale, and the continued build-out of the infrastructure for vehicle charging.
The Company is also working to quantify the sustainability advancements and claims that the Fisker brand would produce the most sustainable vehicles in the world, which it believes will be an increasingly important differentiator among a growing subset of consumers. In the Company’s pursuit of these objectives, it will be in competition with substantially larger and better capitalized vehicle manufacturers. While the Company believes that the low-capital-intensity partnership strategy, together with its sales strategies, provides the Company with an advantage relative to traditional and other established auto manufacturers. The Company's better capitalized competitors may seek to undercut the pricing or compete directly with the Company’s designs by replicating their features. In addition, while the Company believes that its strong management team forms the necessary backbone to execute on its strategy, the Company expects to compete for talent, as future growth will depend on hiring qualified and experienced personnel to operate all aspects of the business.
Commercialization
The Company and its dealer partners have started to establish Fisker Lounges and dealership or Center+ locations in select cities in North America and Europe, which has enabled prospective customers to experience Fisker vehicles through showroom visits, personal interactions with Fisker advisors and test drives. Fisker, in each launch market, has teamed with dealers and/or vehicle service organizations with established service facilities, operations and technicians. This existing setup will be further expanded through our current and future retail partners and their own service organizations. The Company offers third-party financing and leasing options in select countries provided by financial institutions.

Regulatory Landscape
The Company operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in Fisker’s target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions ratings. See “Information about Fisker—Government Regulation and Credits.” Further, the registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn Fisker ZEV credits, which it may be able to sell to other OEMs or tier-one automotive suppliers seeking to access the state’s market. Several other U.S. states have adopted similar standards. In the European Union, where European car manufacturers are penalized for excessive fleet-wide emissions on the one hand and incentivized to produce low emission vehicles on the other, Fisker believes it will have the opportunity to monetize the ZEV technology through fleet emissions pooling arrangements with car manufacturers that may not otherwise meet their CO2 emissions targets. On August 16, 2022, the IRA was signed into law. While waiting on pending Department of Treasury regulatory guidance, the Company is continuing to evaluate the ultimate impact of the tax credits on our financial results, including our net earnings and cash flow. The IRA impacts taxes and environmental regulations, such as providing financial incentives in the form of tax credits to incentivize the purchase of clean vehicles including electric vehicles. To claim the retail tax credit, the IRA establishes multiple prerequisites, including that the vehicle must be assembled in North America; the vehicle must be under specified manufacturer suggested retail prices (“MSRP”); purchaser income limitations; have a specified percentage of critical minerals that are “extracted or produced” in the United States, in a country with which the United States has a Free Trade Agreement, or that is “recycled” in North America; and that have a specified percentage of “value” of its battery “components” that are “manufactured or assembled” in North America. Currently the Fisker Ocean is manufactured in Austria and therefore not eligible for the retail tax credit. Over time, the Company expects the IRA to benefit Fisker and the automotive industry in general, but automakers that optimize their eligibility for their vehicles as compared to Fisker may have a competitive advantage. While Fisker expects environmental regulations to provide a tailwind to its growth, it is possible for certain regulations to result in margin pressures. For example, regulations that effectively impose EV production quotas on auto manufacturers may lead to an oversupply of EVs, which in turn could promote price decreases. As a pure play EV company, Fisker’s margins could be particularly and adversely impacted by such regulatory developments. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of Fisker’s production and sales are expected, are subject to unknown and unpredictable change that could impact Fisker’s ability to meet projected sales or margins.
Basis of Presentation

The Company currently conducts its business through one operating segment. Beginning in June 2023, the Company commenced its core operations - the serial production and commercialization of its vehicles - in the U.S. and EU. The Company's historical results are reported under United States generally accepted accounting principles (“GAAP”) and in U.S. dollars. The Company expects to continue its global operations substantially in the U.S. and the European Union, and as a result the Company expects future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, the Company expects that the financial results it reports for periods after 2023 will not be comparable to the financial results included in this Form 10-K or those incorporated by reference from the proxy statement.
Components of Results of Operations
The Company is an early stage company and its historical results may not be indicative of its future results for reasons that may be difficult to anticipate. Accordingly, the drivers of the Company’s future financial results, as well as the components of such results, may not be comparable to the Company’s historical or projected results of operations.
Revenues
The Company generates a significant majority of its revenue from direct sales of Fisker Ocean SUVs. The Company launched its merchandise “Fisker Edition” where it sells direct to consumers Fisker branded apparel and goods. The Company is also a reseller of home charging solutions which started in December 2022. Merchandise sales and home charging solutions are not a significant portion of the Company’s results.
In accordance with ASC 606, Revenue from Contracts with Customers, the Company follows a five-step process in which (i) a contract is identified, (ii) the related performance obligations are identified, (iii) the transaction price is determined, (iv) the transaction price is allocated to the identified performance obligations, and (v) revenue is recognized when (or as) performance obligations are satisfied. The Company’s revenue is primarily generated from the sale of electric vehicles and accessories to customers, as well as specific services provided that meet the definition of a performance obligation under ASC 606, including over-the-air ( “OTA”) software updates as they become available, premium connectivity, roadside assistance, service packages, specified vehicle upgrades and charging station benefits.
Cost of Goods Sold
Cost of goods sold primarily include vehicle components and parts, including batteries, direct and indirect costs related to production, including labor, freight and duties, depreciation and amortization of tooling and capitalized manufacturing costs, and reserves for estimated warranty expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of personnel-related expenses for Fisker’s executive and other administrative functions involved in general corporate, selling and marketing functions, legal, human resources, facilities and real estate, accounting, finance, tax, and information technology, and outside professional services, including legal, accounting and other advisory services.

Research and Development Expenses
The Company’s research and development expenses consist primarily of contracted engineering services incurred in connection with the design, testing and development of new products, related technologies, and services and improving existing products and services. Research and development expenses are expensed as incurred.
Provision for Income Taxes
The Company’s provision for income taxes consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Fisker maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not.
Results of Operations
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
The following table sets forth the Company’s historical operating results for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
		(dollar amounts in thousands)
Revenue	$272,883	$342	$272,541	79690%
Costs of goods sold	558,821	263	$558,558	212379%
Gross margin	(285,938)	79	$(286,017)	(362047)%
Operating costs and expenses:
Selling, general and administrative	249,160	106,417	$142,743	134%
Research and development	67,357	423,907	$(356,550)	(84)%
Total operating costs and expenses	316,517	530,324	$(213,807)	(40)%
Loss from operations	(602,455)	(530,245)	$(72,210)	14%
Other income (expense):
Other expense	(7,190)	(119)	$(7,071)	5942%
Interest income	24,745	10,378	$14,367	138%
Interest expense	(18,745)	(18,426)	$(319)	2%
Foreign currency loss	(5,389)	(2,039)	$(3,350)	164%
Unrealized loss recognized on equity securities	(1,791)	(6,860)	$5,069	(74)%
Fair value adjustment on convertible senior notes and derivative liabilities	(327,823)	—	$(327,823)	100%
Total other expense	(336,193)	(17,066)	$(319,127)	1870%
Loss before income taxes	$(938,648)	$(547,311)	$(391,337)	72%
Provision for income taxes	$(1,299)	(185)	$(1,114.0)	602%
Net Loss	$(939,947)	$(547,496)	$(392,451)	72%
n.m. = not meaningful.
Revenue and cost of goods sold
In the second quarter of 2023, the Company began producing vehicles for deliveries to its customers and, accordingly, recognized vehicle revenues from the sale of Fisker Ocean SUVs. Merchandise sales and home charging solutions are not intended to comprise a significant portion of the Company’s revenues. Over the course of the second half of 2023, the Company continued to ramp production volumes at a measured pace to ensure the supplier base could deliver high-quality components in line with our serial production run-rate.
During the year ended December 31, 2023, the Company delivered 4,847 vehicles, net of returns and recognized net revenue of $272.9 million with related cost of revenues totaling $558.8 million resulting in negative gross profit of $285.9 million. The increase in revenue, cost of goods sold and negative gross profit is due the first partial year of sales for the Company. The Company had no vehicle sales during the corresponding year ended December 31, 2022. During the year ended December 31, 2023, the Company recorded a net realizable value write down of $232.7 million. Cost of goods sold also included stock-based compensation expense of $0.9 million for the year ended December 31, 2023 and Depreciation and amortization of $46.4 million for the year ended December 31, 2023.

Sales of branded apparel, goods and home charging solutions totaled $0.8 million with related costs of revenue of $1.1 million resulting in a gross profit of $0.3 million during the year ended December 31, 2023 compared to branded apparel, goods and home charging solutions sales of $0.3 million with related costs of goods sold of $0.3 million resulting in a gross profit of $79 thousand during the December 31, 2022.
Since the Company commenced production and sale of its vehicles, cost of goods sold includes mainly vehicle components and parts, including batteries, labor costs, amortized tooling costs and capitalized costs associated with the Magna warrants, shipping and logistics costs, and reserves for estimated warranty expenses.
Selling, General and Administrative
Selling, general and administrative expenses increased by $142.7 million, or 134.1%, to $249.2 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily attributable to an increase headcount primarily in our sales and marketing team, resulting in increased compensation, including improved benefits designed to attract and retain well-qualified employees. In addition, we increased our spending for targeted marketing, event advertising, openings of Center+ showrooms, and customer pick-up and service locations, in anticipation of our launch of the Ocean SUV in the second half of 2023. As we transition to a dealership model in 2024, we expect certain of our locations under lease will be converted to subleases. Selling, general and administrative expenses included stock-based compensation expense of $3.3 million and $6.9 million for the years ended December 31, 2023 and 2022, respectively.
Research and Development
Research and development expenses decreased by $356.6 million or 84.1% to $67.4 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily attributable to reductions in design, development and testing of the Ocean after its start of production. The Company had a change in estimate based on a settlement reached with a supplier that further reduced expenses. Research and development expenses incurred during 2022 were associated with the development phase of our prototype Oceans, and included $107.7 million of prototype parts, testing and trial production runs to assemble vehicles. The vehicles produced were used for engineering testing and optimizing vehicle assembly as we completed the final steps toward achievement of production for serial production in 2023. Research and development expenses include stock-based compensation expense of $4.0 million and $12.7 million for the years ended December 31, 2023 and 2022, respectively.
Other Expense
Other expense, net of $7.2 million during the year ended December 31, 2023 primarily relates to a $8.4 million provision for a loan made to a supplier.
Interest Income
Interest income increased by $14.4 million, or 138%, from $10.4 million to $24.7 million during the year ended December 31, 2022 as compared to the year ended December 31, 2023. The increase was due to higher yields from money market funds.
Interest Expense
Interest expense was $18.7 million during the year ended December 31, 2023 and $18.4 million during the year ended December 31, 2022. The increase is attributable to the amortization of debt issuance costs of the 2026 Senior Unsecured Convertible Notes.
Foreign Currency Loss
The Company recorded foreign currency losses of $5.4 million during the year ended December 31, 2023, compared to losses of $2.0 million during the year ended December 31, 2022 due to the remeasurement of Euro denominated monetary assets caused by fluctuating Euro currency rates. In 2024, the Company expects Euro denominated transactions associated with the Company's foreign operations and services provided by suppliers will increase and will further subject the Company to greater realized gain and losses from foreign currencies.
Unrealized Losses on Equity Securities
Unrealized losses recognized on equity securities held as of December 31, 2023 totaled $1.8 million during the year ended December 31, 2023 and $6.9 million during the year ended December 31, 2022.
Fair Value Adjustment on 2025 Convertible Notes and Derivative Liability
During July and September of 2023 the Company issued convertible notes due in 2025 to a single investor via Series A-1 notes and Series B-1 notes (collectively the “2025 Notes”), with a combined principal amount of $510.0 million. During 2023, $145.5 million in principal value of the 2025 notes was converted at a fair value of $213.4 million and charged to Additional paid in capital. The reduction of outstanding 2025 convertible notes due to conversions recorded at fair value were offset by a $327.8 million increase in the fair market value of the remaining unconverted 2025 Notes. The increase in fair value of the 2025 Notes resulted in a loss of $327.8 million recorded in Change in fair value measurements on the Consolidated Statements of Operations for the year ended December 31, 2023. The fair value of the 2025 Notes at December 31, 2023 was $564.4 million.
The primary driver of the loss recorded to Change in fair value measurement was the result of an enriched conversion feature which became available to the Investor upon the event of default which occurred on November 13, 2023 related to the Company's late filing of Form 10-Q for the period ended September 30, 2023.
Provision for Income Taxes
The Company's provision for income taxes consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because it believes the recoverability of the tax assets is not more likely than not.
Provision for income taxes totaled $1.3 million for the year ended December 31, 2023 and $0.2 million for the year ended December 31, 2022. The increase is due to the start of production and European sales.
Liquidity and Capital Resources
See “Item 1A. Risk Factors” for a discussion of the risk associated with the Company's ability to continue as going concern and Note 20, Subsequent events for a discussion on covenant waivers.
During the second quarter of 2023, the Company began to generate revenue from its core business operations. To date, the Company has funded its capital expenditure and working capital requirements through proceeds received from the issuance of equity and convertible notes, as further discussed below. The Company’s ability to successfully fund its primary commercial operations and expand its business may depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of December 31, 2023, the Company’s cash and cash equivalents totaled $325.5 million and the Company had $70.4 million of restricted cash.
In July and September 2023, the Company entered into purchase agreements for the sale of an aggregate of $510.0 million principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes was $445.1 million, net of debt issuance costs. The 2025 Notes mature in July 2025 and September 2025, unless repurchased, redeemed, or converted in accordance with their terms prior to such date.
In May 2022, the Company established an “at the market” equity offering program (the “ATM Program”) under which J.P. Morgan Securities LLC and Cowen and Company, LLC act as sales agents (the “Agents”), pursuant to a distribution agreement that the Company entered into with the Agents (the “Distribution Agreement”). Pursuant to the ATM Program, the Company may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to the Company of up to $350.0 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the Agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Company issued 21,153,154 shares of Class A common stock during the year ended December 31, 2023 for gross proceeds of $135.9 million, before $2.0 million of commissions and other direct incremental issuance costs. Effective July 12, 2023, the Company terminated the Distribution Agreement. As a result, the Company will not offer or sell any further shares under the May 2022 ATM Program.
In August 2021, the Company entered into a purchase agreement for the sale of an aggregate of $667.5 million principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 12. The 2026 Notes mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of December 31, 2023.
The Company used $904.9 million of cash in operating and investing activities during the year ended December 31, 2023. While it raised $565.7 million in financing activities during such period, this usage left the Company with cash and cash equivalents, net of restricted cash, of $325.5 million as of December 31, 2023. Since then, the Company has had to make significant payments to certain suppliers under its existing contracts and continued to use cash in operating activities, leaving it with cash and cash equivalents, net of restricted cash of $53.9 million as of April 16, 2024.

The Company did not make a required interest payment of approximately $8.4 million payable in cash on March 15, 2024 with respect to the 2026 Notes. At the conclusion of a 30-day grace period, the non-payment became an Event of Default with respect to the 2026 Notes, and resulted in a cross default with respect to the 2025 Notes. The Company's current forbearance agreement expires May 1, 2024. If the Company does not receive adequate relief from its debt holders and additional sufficient liquidity from potential liquidity providers to meet its current obligations, it expects to seek protection under applicable bankruptcy laws in multiple jurisdictions within 30 days from the issuance of these financial statements (see further discussion of, among other items, waivers, forbearance of the 2025 Notes and delisting considerations within Note 20, Subsequent Events).
The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of this Annual Report on Form 10-K. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern.

The Company has been seeking additional financing, attempting to restructure its current debt obligations and continues to discuss financing alternatives with potential providers. In addition to reducing expenses, the Company intends to further reduce its workforce and streamline its operations, including reducing its physical footprint. There is no assurance that the Company will be able to restructure its obligations and/or obtain additional financing on acceptable terms and conditions.

Cash Flows
The following table provides a summary of the Company’s cash flow data for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(dollar amounts in thousands)
Net cash used in operating activities	$(668,931)	$(452,537)	$(301,270)
Net cash used in investing activities	(235,944)	(200,989)	(134,386)
Net cash provided by financing activities	$565,694	$187,636	$646,937
Cash Flows used in Operating Activities
The Company’s net cash flows used in operating activities to date have been primarily comprised of costs related to research and development, payroll and other selling, general and administrative activities. Operating lease commitments at

December 31, 2023 will result in cash payments of $22.1 million in 2024, $21.4 million for 2025 and $59.8 million for 2026 and thereafter. The Company expects its cash used in operating activities will increase as a decrease in development costs of the Ocean are offset by higher working capital throughout 2024. The year over year change in operating cash outflow was $216.4 million for the year ended December 31, 2023 which is primarily attributable to the Company's net loss, increase in inventory year over year, change in the fair value of the 2025 derivative liability and an increase in accounts payable balances. The increase in accounts payable balance is primarily due to the corresponding increase of inventory and components purchased for vehicle production and invoices as it relates to the ramp up in deliveries.
The year over year increase of $19.9 million in our cash flows relates to a decrease in Prepaid expenses primarily due to a decrease in advances to vendors for vehicle components.
In total, the Company is projecting to use cash in a range of $260.0 million to $310.0 million for combined Selling, general and administrative expenses and Research and development expenses, excluding stock-based compensation expense, during 2024.
Net cash used in operating activities increased by approximately $216.4 million from $452.5 million during the year ended December 31, 2022 to $668.9 million during the year ended December 31, 2023. Net cash used in operating activities increased by approximately $151.3 million from $301.3 million during the year ended December 31, 2021 to $452.5 million during the year ended December 31, 2022.
Cash Flows used in Investing Activities
The Company’s cash flows used in investing activities, historically, have been comprised mainly of purchases of property and equipment which is under construction. During the year ended December 31, 2023, the Company acquired assets related to the production of the Ocean and its components that totaled $227.6 million compared to $191.0 million during the year ended December 31, 2022. The Company expects 2024 capital expenditures for tooling and manufacturing equipment to range between $60.0 million to $80.0 million of which the Company expect's at least 50% is denominated in foreign currencies, as serial production tooling and equipment continue at both vehicle assembly and supplier facilities during 2024.
The Company used cash of $235.9 million for investing activity during the year ended December 31, 2023 compared to $201.0 million of cash used during the year ended December 31, 2022.
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
Cash Flows from Financing Activities
Through December 31, 2023, the Company has financed its operations primarily through the sale of equity securities with the ATM Equity Program and issuance of convertible senior notes.
Net cash from financing activities was $565.7 million during the year ended December 31, 2023, which was primarily due to the proceeds from the issuance of the 2025 convertible note of $445.1 million, net of issuance costs of $4.9 million, the issuance of the ATM equity program of $135.9 million, net of stock issuance costs of $1.9 million as well as aggregate proceeds from the exercise of stock options and collection of related statutory withholding taxes of $0.0 million.
Net cash from financing activities was $187.6 million during the year ended December 31, 2022, which was primarily due to the proceeds from the issuance of the ATM equity program of $190.5 million as well as aggregate proceeds from the exercise of stock options and collection of related statutory withholding taxes of $2.2 million.

Off-Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements, as defined under SEC rules.
Critical Accounting Estimates
The Company’s financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, the Company is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. The Company considers an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. The Company routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from original estimates, and any effects on the Company's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements included elsewhere in this Form 10-K.
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost for vehicles, which approximates actual cost on a first-in, first-out basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of future demand forecast and market conditions, the excess amounts are written-off.
Inventory is also reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires the Company to determine the selling price of vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written-down, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

In the event there are changes in estimates of future selling prices or production costs, the Company may be required to record additional and potentially material write-downs. A small change in estimates may result in a material change in the reported financial results.
2025 Convertible Note

The Company analyzed the purchase option related the Securities Purchase Agreement dated as of July 10, 2023 and determined that the purchase option for the Additional Optional Note and Additional Mandatory Note represents a freestanding instrument that should be classified as a derivative. The Company has recorded the Option to Purchase Additional Notes as a derivative liability, which is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any change in fair value is recorded as a component of the income statement. The Company fair values the derivative using a Monte Carlo simulation pricing model. The 2025 convertible notes are valued using an embedded lattice technique.

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elected to account for its convertible promissory notes with changes in fair value recorded as a component of non-operating loss in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible notes were expensed as incurred.

The 2025 Convertible Note value is directly related to the fair value of the Class A common stock. As the value of the common stock increases, the value of the note increases, and as the value of common stock decreases, the value of the note decreases.

Revenue from Contracts with Customers
In accordance with ASC 606, Revenue from Contracts with Customers, the Company follows a five-step process in which (i) a contract is identified, (ii) the related performance obligations are identified, (iii) the transaction price is determined, (iv) the transaction price is allocated to the identified performance obligations, and (v) revenue is recognized when (or as) performance obligations are satisfied. The Company’s revenue is primarily generated from the sale of electric vehicles and accessories to customers, as well as specific services provided that meet the definition of a performance obligation under ASC 606, including over-the-air ( “OTA”) software updates as they become available, premium connectivity, roadside assistance, service packages, specified vehicle upgrades and charging station benefits.
The value of performance obligations related to the Company's sales represent stand-alone selling prices estimated by considering the cost to develop and deliver the service plus margin, third-party pricing of similar services and other information that may be available. The transaction price is allocated among the performance obligations based on the proportion of the stand alone selling prices of the Company’s performance obligations to the sum of the standalone selling prices of all performance obligations in the arrangement. Payment for EV sales is typically received at or prior to delivery, or according to agreed upon payment terms.
The Company also recognizes a sales return reserve on vehicle sales, which is recorded as an offset to revenue.

Warranty
The Company provides base warranties on the vehicles we sell for specific periods of time and/or mileage and accrues the estimated cost of base warranty coverages at the time of sale.

The Company establishes an estimate of base warranty obligations using industry information and historical trends. The Company uses industry information with regards to the nature, frequency, and average cost of claims. The Company will reevaluate the estimate of base warranty obligations on a regular basis and as the Company collects sufficient data. Experience has shown that initial data for the first year of the Ocean may be volatile; therefore, the process relies on industry data until sufficient historical data is available. The Company will then compare the resulting accruals with present spending and current industry data to assess whether the warranty reserve is expected to meet future obligations. Based on this data, the Company will update warranty estimates as necessary.

Due to the uncertainty and potential volatility of the factors used in establishing estimates, changes in assumptions can materially affect the Company's financial condition and results of operations.
Long-Lived Asset Impairment
As of December 31, 2023, the Company's long-lived assets were comprised primarily of $570.9 million, $220.7 million and $87.3 million of net property, plant and equipment, intangible assets and operating lease right-of-use assets, respectively.
The Company tests long-lived assets for recoverability annually or whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we are required to recognize an impairment loss. The impairment loss is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value. The Company considers recoverability in respect to evolving business strategy and planned use of assets.
In estimating the recoverability of asset groups for purposes of the Company's long-lived asset impairment testing when indicators or events are present, we will utilize future cash flow projections that are generally developed internally. During the second quarter of 2023, the Company commenced retail deliveries of the Ocean and generated revenues from vehicle sales. Any estimates of future cash flow projections necessarily involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at cash flow projections, the Company will consider approved budgets and business plans, existing paid reservations and projected reservations, estimated asset holding periods, and other relevant factors.

Determining the future cash flows of an asset group involves the use of significant estimates and assumptions that are unpredictable and inherently uncertain. These estimates and assumptions include revenue and expense growth rates and operating margins used to calculate projected future cash flows. Future events may indicate differences from management’s current judgments and estimates which could, in turn, result in future impairments. Future events that may result in impairment charges include not achieving program gateways, regulatory standards, detailed development and manufacturing agreements or delays in production milestones, the start of production and/or ramp up production or a reduction in projected sales volumes. Significant adverse changes in our future revenues and/or operating margins caused by higher-than-expected bill-of-material costs, as well as other events and circumstances, including, but not limited to, increased competition and changing economic or market conditions, could result in changes in estimated future cash flows and the determination that long-lived assets are impaired.
Each quarter, the Company evaluates the net carrying amounts of long-term assets for impairment when impairment indicators are present. The Company evaluates for impairment triggers based on qualitative factors such as macroeconomic trends, trends related to EV demand and current and projected trends related to market conditions. The Company also evaluates for impairment triggers based on quantitative factors such as historical and projected revenue and profitability performance trends. The existence of an individual indicator is not automatically conclusive that the asset may not be recoverable. The Company exercises judgement and considers the combined effect of all indicators and developments, both positive and negative when determining whether an asset may not be recoverable. Management has assessed whether indicators of impairment exist as of December 31, 2023, considering the Company's recent start of production in May 2023, concluding that there were no identified triggering events as of December 31, 2023 that would be conclusive that the asset may not be recoverable. The recoverability of long-lived assets continues to be dependent on the market acceptance of the Company's vehicles.
As a result of a sustained drop in our stock price in violation of NYSE rules, the NYSE commenced delisting proceedings with the Company on March 25, 2024. As a result step one of our impairment test was triggered which may result in impairment of the Company's property and equipment and intangible assets during our first quarter of 2024. Also, during first quarter 2024 the Company is exiting certain lease property and this may result in an impairment in first quarter of 2024 reporting of our right of use assets.
Recent Accounting Pronouncements
See Note 2 to the audited consolidated financial statements included elsewhere in this Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and the Company’s assessment, to the extent it has made one, of their potential impact on the Company’s financial condition and its results of operations and cash flows.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily the result of fluctuations in foreign currency rates, inflationary pressure, interest rates and supply risk.
Foreign Currency Risk
The Company’s functional currency is the U.S. dollar, while the Company's subsidiaries have functional currencies other than the U.S Dollar representing their principal operating markets. Translation of such subsidiaries’ results of operations in the Company’s consolidated financial statements may result in revenue and earnings volatility from period to period in response to exchange rates fluctuations.
Many of the Company's significant contracts with OEMs and/or tier-one automotive suppliers are transacted in Euro or other foreign currencies and any adverse changes in those currencies relative the U.S. Dollar may result in foreign currency exchange losses. To date, the Company has not had material exposure to foreign currency fluctuations and has not hedged such exposure, although it may do so in the future.

Inflationary Pressure

The U.S. economy has experienced increased inflation recently. The Company's cost to manufacture a vehicle is heavily influenced by the cost of the key components and materials used in the vehicle, and cost of labor. The Company expects inflationary pressure to persist for the foreseeable future.

Supply Risk

We are dependent on our suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of our products according to the schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our results of operations and financial condition.

Item 8.    Financial Statements and Supplementary Data.
FISKER INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fisker Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fisker Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) an effective control environment commensurate with its financial reporting requirements, specifically a lack of a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately and to achieve complete, accurate and timely financial accounting, reporting and disclosures, as well as effective controls over the preparation and review of account reconciliations, (ii) effective controls for communicating and sharing information between the operations, accounting, information technology, finance, and legal departments, (iii) effective controls in response to the risks of material misstatement over the accounting for (a) inventory and related income statement accounts and (b) revenue and related balance sheet accounts, and (iv) effective controls related to the accounting for certain non-routine, complex or unusual events or transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company, among other things, (i) did not make a required interest payment in March 2024, which resulted in events of default and (ii) does not believe that its available liquidity will be sufficient to meet its current obligations for a period of at least twelve months from the date of the issuance of the financial statements, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. As discussed in Note 2, if management’s plans are not successful, the Company expects to seek protection under applicable bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Inventory

As described in Notes 2 and 4 to the consolidated financial statements, as of December 31, 2023, the Company’s inventory balance was $406.5 million. Inventories are stated at the lower of cost or net realizable value and consist of raw materials, work in progress and finished goods. Inventory value is determined using standard cost, which approximates actual cost on a first-in, first-out basis. Fixed production overhead costs are allocated to inventory based on the estimated normal level of production. For the year ended December 31, 2023, the Company recorded a write down of total inventory to net realizable value totaling $232.7 million. As disclosed by management, inventory is reviewed by management to determine whether its carrying value exceeds its net realizable value (NRV) upon the ultimate sale of the inventory. This requires management to determine the selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product.

The principal considerations for our determination that performing procedures relating to accounting for inventory is a critical audit matter are (i) the significant judgment by management in developing estimates for inventory related to accounting for fixed production overhead costs and in determining inventory write-downs for lower of cost or net realizable value and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the existence, accuracy, and valuation of inventory. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing the existence, accuracy, and valuation of inventory. Testing the existence of inventory involved (i) conducting physical inventory observation procedures, on a sample basis, by performing test counts of inventory quantities and testing movements of inventory between the time of the inventory observations and December 31, 2023 and (ii) confirming, for certain locations, the inventory balance as of December 31, 2023. Testing the accuracy of the cost of inventory items involved, on a sample basis, obtaining and inspecting third-party invoices and other supporting documents and recalculating the cost of inventory on a first-in, first-out basis. Testing the valuation of inventory involved testing management’s process for developing estimates for inventory related to accounting for fixed production overhead costs and in determining inventory write-downs for lower of cost or net realizable value. Testing management’s process included evaluating the appropriateness of the methods used by management to estimate future production levels, evaluating the reasonableness of estimates related to the normalized production capacity, and selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product, and testing the completeness and accuracy of the underlying data used by management in the estimates.

Accounting for Revenue

As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2023, the Company recognized revenues of $272.9 million. The Company’s revenue is primarily generated from the sale of electric vehicles (EV) and accessories to customers, as well as specific services provided that meet the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, including over-the-air (OTA) software updates as they become available, premium connectivity, roadside assistance, service packages, specified vehicle upgrades and charging station benefits. Revenue from the stand-ready obligation to deliver unspecified OTA software updates when-and-if they become available is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicles is transferred to the customer. Revenue from other performance obligations, including premium connectivity, roadside assistance and service packages are recognized over the requisite performance periods. Revenue from specified vehicle upgrades is recognized at the point in time when the upgrade is complete and delivered to the customer. The Company recognizes revenue related to the vehicles at a point in time when the customer obtains control of the vehicle either upon completion of delivery or upon pick up of the vehicle by the customer. The value of performance obligations related to the Company’s sales represent stand-alone selling prices estimated by considering the costs to develop and deliver the service plus margin, third-party pricing of similar services and other information that may be available. Payment for EV sales is typically received at or prior to delivery, or according to agreed upon payment terms.

The principal considerations for our determination that performing procedures relating to accounting for revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognized. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing, on a sample basis, revenue recognized during the year and subsequent to year end by obtaining and inspecting source documents, such as sales orders, invoices, proof of delivery, and cash receipts; (ii) confirming, on a sample basis, outstanding customer balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as sales orders, invoices, proof of delivery, and subsequent cash receipts; and (iii) testing management’s process for developing the stand-alone selling price for the identified performance obligations. Testing management’s process included evaluating the appropriateness of the calculations used by management to determine the amount of revenue for deferral and testing the completeness and accuracy of the underlying data used by management in the calculation of stand-alone selling price.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
April 22, 2024

We have served as the Company’s auditor since 2021.

Fisker Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$325,452	$736,549
Restricted cash	70,447	—
Accounts receivable	18,018	—
Inventory	406,505	4,276
Prepaid expenses and other current assets	103,732	87,489
Equity investment	—	3,140
Total current assets	924,154	831,454
Non-current assets:
Property and equipment, net	570,907	387,137
Intangible asset, net	220,743	246,922
Right-of-use asset, net	87,309	33,424
Other non-current assets	28,574	16,489
Total non-current assets	907,533	683,972
Total assets	$1,831,687	$1,515,426
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$181,839	$58,871
Accrued expenses and other	364,691	260,065
Customer advances and deposits	29,453	4,860
Convertible senior notes	291,715	—
Deferred revenue	19,882	—
Operating leases liabilities	15,049	7,085
Total current liabilities	902,629	330,881
Non-current liabilities:
Operating leases liabilities, less current portion	65,723	27,884
Other non-current liabilities	516	15,334
Convertible senior notes	935,228	660,822
Deferred revenue, net of current portion	25,673	—
Total non-current liabilities	1,027,140	704,040
Total liabilities	1,929,769	1,034,921
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class A Common stock, $0.00001 par value; 1,250,000,000 shares authorized; 316,589,859 and 187,599,812 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	2
Class B Common stock, $0.00001 par value; 150,000,000 shares authorized; 132,354,128 and 132,354,128 shares issued and outstanding as of December 31, 2023 and 2022	1	1
Additional paid-in capital	2,008,602	1,650,196
Accumulated deficit	(2,106,688)	(1,166,741)
Receivable for “At-the-market” offering	—	(2,953)
Total stockholders’ equity	(98,082)	480,505
Total liabilities and shareholders' equity	$1,831,687	$1,515,426

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue	$272,883	$342	$106
Costs of goods sold	558,821	263	88
Gross margin	(285,938)	79	18
Operating costs and expenses:
Selling, general and administrative	249,160	106,417	42,398
Research and development	67,357	423,907	286,856
Total operating costs and expenses	316,517	530,324	329,254
Loss from operations	(602,455)	(530,245)	(329,236)
Other income (expense):
Other expense, net	(7,190)	(119)	(402)
Interest income	24,745	10,378	627
Interest expense	(18,745)	(18,426)	(6,546)
Change in fair value of derivatives	—	—	(138,436)
Foreign currency (loss) gain	(5,389)	(2,039)	2,667
Unrealized (loss) gain recognized on equity securities	(1,791)	(6,860)	—
Change in fair value measurements	(327,823)	—	—
Total other expense	(336,193)	(17,066)	(142,090)
Loss before income taxes	$(938,648)	$(547,311)	$(471,326)
Provision for income taxes	(1,299)	(185)	(15)
Net loss attributable to common shareholders	$(939,947)	$(547,496)	$(471,341)
Net loss per common share
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(2.73)	$(1.80)	$(1.61)
Weighted average shares outstanding
Weighted average Class A and Class B Common shares outstanding- Basic and Diluted	343,978,989	303,366,068	292,004,136

The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Receivable For Warrant Exercises	Receivable for “At-the-market” Offering	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	144,912,362	$1	132,354,128	$1	$1,055,128	$(96)	$—	$(147,904)	$907,130
Stock-based compensation	—	—	—	—	5,622	—	—	—	5,622
Exercise of stock options and restricted stock awards, net of statutory tax withholding	1,656,424	—	—	—	403	—	—	—	403
Receivable for warrant exercises collected	—	—	—	—	—	459	—	—	459
Exercise of warrants	27,751,587	1	—	—	365,464	(385)	—	—	365,080
Shares surrendered upon exercise of warrants	(9,943,067)	—	—	—	—	—	—	—	—
Stock issuance costs and redemption payments	—	—	—	—	(22)	22	—	—	—
Purchase of capped call option	—	—	—	—	(96,788)	—	—	—	(96,788)
Recognition of Magna warrants	—	—	—	—	89,477	—	—	—	89,477
Net loss	—	—	—	—	—	—	—	(471,341)	(471,341)
Balance at December 31, 2021	164,377,306	$2	132,354,128	$1	$1,419,284	$—	$—	$(619,245)	$800,042
Stock-based compensation	—	—	—	—	19,602	—	—	—	19,602
Exercise of stock options and restricted stock awards, net of statutory tax withholding	704,565	—	—	—	592	—	—	—	592
Recognition of Magna warrants	—	—	—	—	20,778	—	—	—	20,778
Shares issued under “At-the-market” offering, net of stock issuance costs	22,517,941	—	—	—	189,940	—	(2,953)	—	186,987
Net loss	—	—	—	—	—	—	—	(547,496)	(547,496)
Balance at December 31, 2022	187,599,812	$2	132,354,128	$1	$1,650,196	$—	$(2,953)	$(1,166,741)	$480,505
Stock-based compensation	—	—	—	—	8,176	—	—	—	8,176
Exercise of stock options and restricted stock awards, net of statutory tax withholding	1,707,065	—	—	—	89	—	—	—	89
Recognition of Magna warrants	—	—	—	—	6,000	—	—	—	6,000
Shares issued under “At-the-market” offering, net of stock issuance costs	21,153,154	—	—	—	130,704	—	2,953	—	133,657
Conversion of 2025 Senior Notes	106,129,828	1	—	—	213,437				213,438
Net loss	—	—	—	—	—	—	—	(939,947)	(939,947)
Balance at December 31, 2023	316,589,859	$3	132,354,128	$1	$2,008,602	$—	$—	$(2,106,688)	$(98,082)
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc.
Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year Ended December 31,
	2023	2022	2021

Cash Flows from Operating Activities:
Net loss	$(939,947)	$(547,496)	$(471,341)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	8,176	19,602	5,622
Amortization of debt discount	1,734	1,474	373
Allowance for note receivable	8,357	—	—
Depreciation and amortization	88,878	7,285	699
Amortization of right-of-use asset	10,235	4,463	2,576
Inventory write down	233,929	—	—
Change in fair value measurements	327,823	—	—
Change in fair value of warrants liability	—	—	138,436
Unrealized loss recognized on equity securities	1,791	6,860	—
Unrealized (gain) loss on foreign currency transactions	5,947	3,975	(1,469)
Changes in operating assets and liabilities:
Inventory	(636,156)	—	—
Accounts receivable	(17,528)	—	—
Deferred revenue	45,555	—	—
Prepaid expenses and other assets	(33,442)	(53,194)	(43,797)
Accounts payable and accrued expenses	205,471	99,578	66,253
Customer deposits	26,677	9,034	2,773
Change in operating lease liability	(6,431)	(4,118)	(1,395)
Net cash used in operating activities	(668,931)	(452,537)	(301,270)
Cash Flows from Investing Activities:
Acquisition of equity investment	—	(10,000)	—
Funding of notes receivable	(8,357)	—	—
Purchase of property and equipment and intangible asset	(227,587)	(190,989)	(134,386)
Net cash used in investing activities	(235,944)	(200,989)	(134,386)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	450,000	—	667,500
Payments for debt issuance costs	25	—	(209)
Payments made for capped call options	—	—	(96,788)
Payments made to initial purchasers for convertible notes	—	—	(8,314)
Proceeds from exercise of warrants	—	—	89,023
Payments for stock issuance costs and redemption of unexercised warrants	—	—	(22)
Payments of finance lease obligations	(18,303)	—	—
Payments to tax authorities for statutory withholding taxes	(63)	(1,562)	(9,869)
Proceeds from the exercise of stock options	(26)	2,154	5,616
Proceeds from stock issuance under “At-the-market” offering	135,928	190,492	—
Payments for “At-the-market” issuance costs	(1,867)	(3,448)	—
Net cash provided by financing activities	565,694	187,636	646,937
Effect of exchange rate changes on cash	(1,469)	—	—
Net increase (decrease) in cash and cash equivalents, and restricted cash	(340,650)	(465,890)	211,281

Cash and cash equivalents, and restricted cash, beginning of the period	736,549	1,202,439	991,158
Cash and cash equivalents and restricted cash, end of the period	$395,899	$736,549	$1,202,439
	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents, beginning of period	$736,549	$1,202,439	$991,158
Restricted cash, beginning of period	—	—	—
Total cash and cash equivalents and restricted cash, beginning of the period	736,549	1,202,439	991,158
Cash and cash equivalents	$325,452	$736,549	$1,202,439
Restricted cash	70,447	—	—
Total cash and cash equivalents and restricted cash, end of the period	395,899	736,549	1,202,439
Net (decrease) increase in cash and cash equivalents and restricted cash	$(340,650)	$(465,890)	$211,281

Supplemental disclosure of cash flow information
Cash paid for interest	$16,688	$17,985	$—
Cash paid for income taxes	$338	$46	$—
The accompanying notes are an integral part of these consolidated financial statements.

Fisker Inc.
Notes to Consolidated Financial Statements
1. Overview of the Company
Fisker Inc. (“Fisker” or the “Company”) is an independent automotive company known for its design, innovation and sustainability of electric vehicles (“EV”).
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
The Company’s common stock was listed on the New York Stock Exchange under the symbols “FSR”. The Company’s warrants previously traded on the NYSE under the symbol “FSR WS” and on April 19, 2021, the NYSE filed a Form 25-NSE with respect to the warrants; the formal delisting of the warrants became effective ten days thereafter. On March 25, 2024 trading in the Company's Class A common stock on the NYSE was suspended and the Class A common stock was delisted from the NYSE. The Company's Class A common stock is currently quoted on the OTC Pink platform as operated by OTC Markets Group Inc. (the “OTC”). The OTC is a significantly more limited market than the NYSE, and quotation on the OTC will result in a less liquid market for existing and potential holders of the Class A Common Stock to trade the Class A Common Stock.

Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy Fisker and its subsidiaries prior to the consummation of the Business Combination, and Fisker and its subsidiaries after the consummation of the Business Combination.

Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period's presentation. For all periods presented, net loss equals comprehensive loss.
Principles of Consolidation
The consolidated financial statements include the accounts of Fisker Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP required management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, inventory valuation, warranty reserve and calculating the standalone selling price for revenue recognition, fair value of convertible notes payable and other items requiring judgment. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Going Concern, Liquidity and Capital Resources

The Company did not make a required interest payment of approximately $8.4 million payable in cash on March 15, 2024 with respect to the 2026 Notes. At the conclusion of a 30-day grace period, the non-payment became an Event of Default with respect to the 2026 Notes, and resulted in a cross default with respect to the 2025 Notes. The Company's current forbearance agreement expires May 1, 2024 and the Company is seeking additional waivers and/or a forbearance agreement from the holder of the 2025 Notes. If the Company does not receive adequate relief from its debt holders and additional sufficient liquidity from potential liquidity providers to meet its current obligations, it expects to seek protection under applicable bankruptcy laws in multiple jurisdictions within 30 days from the issuance of these financial statements (see further discussion of, among other items, waivers, forbearance of the 2025 Notes and delisting considerations within Note 20, Subsequent Events).
The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of this Annual Report on Form 10-K. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern.
The Company has been seeking additional financing, attempting to restructure its current debt obligations and continues to discuss financing alternatives with potential providers. In addition to reducing expenses, the Company intends to further reduce its workforce and streamline its operations, including reducing its physical footprint. There is no assurance that the Company will be able to restructure its obligations and/or obtain additional financing on acceptable terms and conditions.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market mutual funds, which are unrestricted and available for the Company's general use.
Restricted Cash
Restricted cash is primarily related to letters of credit issued to suppliers. The Company's restricted cash balance was $70.4 million as of December 31, 2023. There was no restricted cash as of December 31, 2022.
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
Revenue from Contracts with Customers
In accordance with ASC 606, Revenue from Contracts with Customers, the Company follows a five-step process in which (i) a contract is identified, (ii) the related performance obligations are identified, (iii) the transaction price is determined, (iv) the transaction price is allocated to the identified performance obligations, and (v) revenue is recognized when (or as) performance obligations are satisfied. The Company’s revenue is primarily generated from the sale of electric vehicles and accessories to customers, as well as specific services provided that meet the definition of a performance obligation under ASC 606, including over-the-air ( “OTA”) software updates as they become available, premium connectivity, roadside assistance, service packages, specified vehicle upgrades and charging station benefits.

The Company recognizes revenue related to the vehicles at a point in time when the customer obtains control of the vehicle either upon completion of delivery or upon pick up of the vehicle by the customer. Revenue from the stand-ready obligation to deliver unspecified OTA software updates when-and-if they become available is recognized ratably over the basic vehicle warranty term, commencing when control of the vehicles is transferred to the customer and was not material. Revenue from other performance obligations, including premium connectivity, roadside assistance and service packages are recognized over the requisite performance periods and was not material to the financial statements.

The Company's revenue from the United States was approximately 68% for the year ended December 31, 2023. The rest of the world as a percentage was approximately 32%.

The value of performance obligations related to the Company's sales represent stand-alone selling prices estimated by considering the cost to develop and deliver the service plus margin, third-party pricing of similar services and other information that may be available. The transaction price is allocated among the performance obligations based on the proportion of the stand alone selling prices of the Company’s performance obligations to the sum of the standalone selling prices of all performance obligations in the arrangement. Payment for EV sales is typically received at or prior to delivery, or according to agreed upon payment terms.

The Company also recognizes a sales return reserve on vehicle sales, which is recorded as an offset to revenue. The reserve is estimated based on historical experience and was not material.

Any fees that are paid or payable by the Company to a customer’s lender when financing is arranged are recognized as an offset to vehicles sales. Shipping and handling is considered a fulfillment activity. Sales taxes collected from customers are excluded from the transaction price of electric vehicle contracts.

Deferred revenue is the amount of unrecognized revenue attributable to performance obligations as of the balance sheet date. Deferred revenue related to undelivered OTA software updates, premium connectivity, roadside assistance, service packages, and specified vehicle upgrades consist of the following (in thousands):

As of December 31, 2023
Deferred revenue - January 1, 2023	$—
Additions	46,577
Revenue Recognized	(1,022)
Deferred Revenue - December 31, 2023	$45,555

Of the total deferred revenue balance as of December 31, 2023, the Company expects to recognize $19.9 million of revenue in the next 12 months, The remaining balance will be recognized over the respective requisite performance periods ranging from 4 to 10 years.

Other revenue consists of sales of merchandise and home charging solutions and is not material.

Warranties

The Company provides a basic six year manufacturer’s warranty on all vehicles sold that covers the costs to repair or replace faulty parts or components, including those costs incurred under recalls. The Company records a warranty reserve based on industry benchmarks and/or actual claims incurred to date and after consideration of the nature, frequency and costs of future claims. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation as part of the sale of the vehicle. The amount of warranty claims is included within Accrued expenses and other in the Consolidated Balance Sheets. The warranty expense is recorded as a component of Cost of goods sold in the Consolidated Statements of Operations.

Customer Deposits and Advances

Customer deposits are required in order to complete the sales order process, which includes the selection of the vehicle model, trim and options and will be applied to the sales price of the vehicle and recognized as revenue when the vehicle is sold and delivered to the customer. Such deposits are generally not refundable.

In the third quarter of 2022, the Company began accepting customer deposits for Ocean Ones, a limited-edition trim level of the Ocean. The Company also entered into a contract for global payment processing with JPMorgan Chase Bank, N.A. Customer deposits paid directly to the Company are received in the Company’s bank account and available for its use in the subsequent month after the month in which the customer deposits were placed. For customer deposits made through credit card transactions, the Company’s bank holds cash received from customers until the vehicle is delivered to the customer at which time the cash is deposited and available for use.

Advance payments from customers will be received before delivery of a vehicle, in addition to reservation payments for the future right of a customer to order an Ocean, PEAR, Alaska or Ronin.

Cost of Goods Sold
Cost of goods sold primarily relates to the cost of production of vehicles and includes direct parts, material and labor costs, depreciation of machinery and tooling, amortization of capitalized manufacturing costs, shipping and logistics costs, reserves for estimated warranty costs related to the production of vehicles, adjustments related to write down the carrying value of inventory when it exceeds its estimated net realizable value, as needed, provisions for excess and obsolete inventory, adjustments associated with lower levels of production during the ramp-up phase, and losses on firm purchase commitments, as needed.
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
The accounting guidance requires fair value measurements to be classified and disclosed in one of the following three categories:
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
Fair Value Option
Under the ASC 825-10, Financial Instruments - Overall, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The Company elected the fair value option to account for the 2025 Notes due to the embedded derivative that would require bifurcation and separate accounting if the fair value option was not elected. Also, the Company believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the Common Stock underlying the conversion and redemption features (See Note 12).

The 2025 convertible notes are valued using an embedded lattice technique, which represent Level 3 measurements. Significant assumptions include the expected premium for conversion. The 2025 Notes are presented at fair value in the Consolidated Balance Sheets and changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. There were no material changes in fair value attributable to instrument-specific credit risk during the period associated with the 2025 Notes.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract on the Company’s balance sheet.
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
The Company’s derivative instrument is related to the investor’s rights to purchase additional 2025 Notes. The derivative is valued using the Monte Carlo simulation pricing model.
Refer to Note 12 for additional information regarding the accounting for the convertible senior notes and capped call options.

Accounts Receivable

Accounts receivable consist of receivables from our customers and from financial institutions offering financing products to our customers for the sale of vehicles. The Company provides an allowance against accounts receivable for any potential uncollectible amounts. No allowance was recorded for the Company for the years ended December 31, 2023 and 2022.
Inventory
Inventories are stated at the lower of cost or net realizable value and consists of raw materials, work in progress and finished goods. Inventory value is determined using standard cost, which approximates actual cost on a first-in, first-out basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of future demand forecast, the excess amounts are written-off. During 2023, the Company recorded a provision for excess or obsolete inventory totaling $1.2 million.

Inventory is also reviewed to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires an assessment to determine the selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In the event there are changes in our estimates of future selling prices or production costs, additional and potentially material write-downs may be required. During 2023, the Company recorded a write down of inventory totaling $232.7 million which includes consideration for reductions in the selling price of vehicles in inventory.

Long-Lived Assets
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Useful Life (in years)
Tooling	3-8
Machinery and equipment	5-15
Furniture and fixtures	5-10
IT hardware and software	3-10
Vehicles	3-7
Leasehold improvements	Shorter of their estimated life or remaining lease term
Upon retirement or sale, the cost and related accumulated depreciation of an asset are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life.
Construction in progress is comprised primarily of costs incurred to construct serial production tooling located at affiliates of Magna and our suppliers. No depreciation is provided for construction in progress until such time the assets are completed and are ready for use, as intended.
The Company assesses impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.
Each quarter, the Company evaluates the net carrying amounts of long-term assets for impairment when impairment indicators are present. The Company evaluates for impairment triggers based on qualitative factors such as macroeconomic trends, trends related to EV demand and current and projected trends related to market conditions. The Company also evaluates for impairment triggers based on quantitative factors such as historical and projected revenue and profitability performance trends. The existence of an individual indicator is not automatically conclusive that the asset may not be recoverable. The Company exercises judgement and consider the combined effect of all indicators and developments, both positive and negative, when determining whether an asset may not be recoverable. Management has assessed whether indicators of impairment exist as of December 31, 2023, considering the Company's recent start of production in May 2023, and concluded there were no such triggering events. The recoverability of long-lived assets continues to be dependent on the market acceptance of the Company's vehicles.
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
The current portion of the Company’s lease liability is based on lease payments due within twelve months of the balance sheet date. Variable lease payments are included in lease payments when the contingency upon which the payment is dependent is resolved.

Asset Retirement Obligations
We record an asset retirement obligation (“ARO”) when it represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes an asset retirement obligations if a reasonable estimate of the fair value can be made. The Company's ARO represents the estimated costs to remove tooling at the Magna facility at the end of the contractual arrangement with Magna. The ARO is recorded in Other non-current liabilities in the Consolidated Balance Sheets, while a comparable amount is capitalized as part of the carrying cost of the tooling asset and depreciated over its useful life.
Debt Issuance Costs
Direct and incremental costs, including amounts paid to initial purchasers of the Company’s convertible notes, are directly attributed to efforts to obtain debt financing and are debt issuance costs. Upon issuance of debt, the carrying value is the principal amount of debt reduced by any debt issuance costs. Debt issuance costs are attributed to interest expense and accreted over the expected term of the debt using the effective interest rate method when the fair value option has not been elected. Debt issuance costs incurred with respect to the 2025 convertible senior notes were expensed as incurred since the Company elected the fair value option.
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
Equity Awards
The grant date for an option or stock award is established when the grantee has a mutual understanding of the key terms and conditions of the option or award, the award is authorized, including all the necessary approvals unless approval is essentially a formality or perfunctory, and the grantee begins to benefit from, or be adversely affected by, underlying changes in the price of the Company’s Class A common shares. An award or option is authorized on the date that all approval requirements are completed (e.g., action by the compensation committee approving the award and the number of options, restricted shares or other equity instruments an individual employee will be issued).
Foreign Currency Transactions and Remeasurement
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are recorded within Foreign currency (loss) gain, in the Company’s Consolidated Statements of Operations. Foreign currency transaction gains and losses were not material for the years ended December 31, 2023, 2022 and 2021.

Stock-based Compensation
The Company expenses stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. The Company recognizes non-employee compensation costs over the requisite service period based on a measurement of fair value for each stock award.

From inception through December 31, 2023, the Company has primarily granted service and performance based awards. Stock-based compensation expense is recognized for awards with graded-vesting schedules that are recognized on a straight-line basis over the requisite service period for each vesting tranche. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For stock-based awards with vesting subject to performance conditions, stock-based compensation expense is recognized over the requisite service period when the performance conditions become probable of achievement. Stock-based compensation expense is recorded in Costs of goods sold, Selling, general and administrative expenses or Research and development expenses in the Consolidated Statements of Operations based upon the underlying individual’s role at the Company except for the capitalization of costs associated with the Magna warrants (see Note 14).
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses consist primarily of payroll, benefits and stock-based compensation of those employees engaged in research, design and development activities, costs related to design and prototype tools, prototype development work, and related supplies and services.
Advertising Expense
Advertising costs are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021, advertising expense was $28.0 million, $9.3 million, and $6.3 million, respectively.
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

The Company’s income tax provision consists of an estimate for U.S. federal, foreign and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of December 31, 2023.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires 1) specific categories in the rate reconciliation and to provide additional information for reconciling items that meet certain quantitative thresholds, 2) additional information on income taxes paid by tax jurisdiction, and 3) additional disclosures of pretax income (or loss) and income tax expense (or benefit) by tax jurisdiction. ASU 2023-09 also eliminates the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. The amendments in this Update are effective for fiscal years beginning after December 15, 2024 and are not expected to have a material impact on the Company’s financial statements or notes thereto.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU requires 1) enhanced disclosures about significant segment expenses that are provided to the chief operating decision maker (“CODM”), 2) disclosures on segment profitability, 3) disclosures of a reportable segments profitability and assets in interim periods, and 4) disclosures on other measures used to assess segment performance and deciding how to allocate resources. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 and are not expected to have a material impact on the Company’s financial statements or notes thereto.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.
3. Fair Value Measurements
Cash and cash equivalents
The fair value of the Company’s money market mutual funds are determined using quoted market prices in active markets for identical assets. The carrying amounts included in Cash and cash equivalents approximate fair value because of the short-term maturity of these instruments and are classified within Level 1 of the fair value hierarchy.
Equity Investment
On July 28, 2021, the Company made a commitment for a private investment in public equity (PIPE) supporting the planned merger of European EV charging network, Allego B.V. (“Allego”) with Spartan Acquisition Corp. III (NYSE: SPAQ), a publicly-listed special purpose acquisition company. Fisker Inc. was the exclusive electric vehicle automaker in the PIPE and, in parallel, agreed to terms to deliver a range of charging options for its customers in Europe. On March 16, 2022, the merger closed and the Company delivered cash of $10.0 million in exchange for 1,000,000 shares of Allego's Class A common stock (NYSE:ALLG). The Company's ownership percentage is less than 5% and does not result in significant influence. Allego filed with the SEC a registration statement registering the resale of the shares acquired (the “Registration Statement”) that was declared effective by the SEC during the second quarter of 2022. The Company has classified its equity investment in Allego as of December 31, 2023 as a Other non-current asset on the Consolidated Balance Sheets. Unrealized losses recognized during the years ended December 31, 2023 and 2022 on equity securities held totaled $1.8 million and $6.9 million, respectively, as shown separately in the Consolidated Statement of Operations.

2026 Senior Unsecured Convertible Notes
The Company's 2026 senior unsecured convertible notes (the “2026 Notes”) are carried at face value less unamortized debt issuance costs on the Consolidated Balance Sheets. As of December 31, 2023, the fair value of the 2026

Notes was $142.2 million. The estimated fair value of the 2026 Notes are classified as Level 2 financial instruments and are determined based on bid prices of the convertible senior notes in an over-the-counter market on the last business day of the period.
2025 Senior Secured Convertible Notes
Under the ASC 825-10, Financial Instruments - Overall, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The Company elected the fair value option to account for the 2025 convertible senior notes due to the embedded derivative that would require bifurcation and separate accounting if the fair value option was not elected. Also, the Company believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the Common Stock underlying the conversion and redemption features. The 2025 convertible notes are valued using an embedded lattice technique with a Monte Carlo simulation for the embedded derivative, which represent Level 3 measurements. Significant assumptions include the expected premium for conversion, and the expected life of the instrument. The 2025 convertible senior notes are presented at fair value in the Consolidated Balance Sheet, with changes in fair value recognized in Change in Fair Value measurements in the Consolidated Statements of Operations.

Magna Warrants
Upon closing the Business Combination on October 29, 2020, the Company recognized a $62.7 million liability for its private and public warrants and a corresponding non-cash reduction of additional paid-in capital for the same amount. The Company’s derivative liability for its private and public warrants are measured at fair value on a recurring basis. The private warrants fair value is determined based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the private warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses an option pricing simulation to estimate the fair value of its private warrants, all of which were exercised in March 2021. The public warrants fair value is determined using its publicly traded prices (Level 1). During 2021, the Company completed its redemption of all outstanding public warrants (refer to Note 14). Changes in the fair value of the derivative liability related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations as a non-operating expense. For the year ended December 31, 2021, the changes in the fair value of the derivative liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatility upon exercise in March and April 2021. The change in fair value of derivatives amounted to a non-cash loss of $138.4 million attributed to public and private warrants during the year ended December 31, 2021.
Recurring Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market mutual funds included in cash and cash equivalents	$192,921	$—	$—	$192,921
Equity investment	1,350	—	—	1,350
Total fair value	$194,271	$—	$—	$194,271
Liabilities included in:
2025 senior secured convertible notes	$—	$—	$564,386	$564,386
Total fair value	$—	$—	$564,386	$564,386

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market mutual funds included in cash and cash equivalents	$601,045	$—	$—	$601,045
Equity investment	3,140	—	—	3,140
Total fair value	$604,185	$—	$—	$604,185

The following table summarizes financial instruments carried at fair value for the year ended December 31, 2023 (in thousands):

2025 Notes, at fair value
Fair value - December 31, 2022	$—
Initial recognition of 2025 Notes	450,000
Conversion of 2025 Notes to Class A Common Stock	(213,437)
Fair value measurement adjustments	327,823
Fair value - December 31, 2023	$564,386
4. Inventory
Inventory consists of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Raw materials	$183,754	$698
Work in progress	2,825	—
Finished goods	219,926	3,578
Total	$406,505	$4,276
Inventory is comprised of raw materials, work in progress related to the production of vehicles for sale and finished goods inventory including new vehicles available for sale. Expenditures related to services performed subsequent to the start of production of salable vehicles in the second quarter of 2023 are expensed when sold in Cost of goods sold in the Consolidated Statements of Operations.

The Company writes-down inventory for any excess or obsolete inventories or when the net realizable value of inventories is less than the carrying value. The Company recorded an excess and obsolescence reserve on inventories of $1.2 million and recorded a write down of total inventory to net realizable value totaling $232.7 million for the year ended December 31, 2023. Fixed production overhead costs are allocated to inventory based on the estimated normal level of production.

5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consists of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Advance payments to suppliers	$34,845	$46,107
Value-added tax receivables	64,066	27,928
Prepaid insurance	2,784	2,951
Prepaid rent	332	4,999
Other current assets	1,705	5,504
Total	$103,732	$87,489
The Company paid value-added taxes on certain capital expenditures and submitted requests for refunds from tax authorities in foreign countries with a concentration in Europe that are pending repayment as of December 31, 2023 and 2022.
6. Property and Equipment, net
Property and equipment, net, consists of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Tooling	$483,685	$—
Machinery and equipment	95,974	9,298
Vehicles	27,442	—
Furniture and fixtures	844	470
IT hardware and software	12,905	6,427
Leasehold improvements	2,477	634
Construction in progress	6,760	372,789
Total property and equipment	630,087	389,618
Less: Accumulated depreciation and amortization	(59,180)	(2,481)
Property and equipment, net	$570,907	$387,137
Construction in progress is comprised primarily of costs incurred to construct serial production tooling located at affiliates of Magna and our suppliers. Such assets will be depreciated over the estimated useful lives of the assets once the asset is in the condition necessary for it to operate as intended. Property and equipment is primarily located in Europe.
Depreciation and amortization for the years ended December 31, 2023, 2022, and 2021 was $56.7 million, $1.9 million and $0.8 million, respectively. As of December 31, 2023 and 2022, accounts payable and accrued liabilities includes property and equipment of $161.5 million and $144.8 million, respectively, which is excluded from net cash used in investing activities as reported in the Consolidated Statement of Cash Flows. Total depreciation expense capitalized to inventory for the years ended December 31, 2023 and 2022 was $43.8 million and nil, respectively.
In 2023, the Company recognized an asset retirement obligation (“ARO”) totaling $0.5 million, which represents the estimated costs to remove tooling at the Magna facility at the end of the contractual arrangement with Magna. The ARO is recorded in Other non-current liabilities in the Consolidated Balance Sheets, while a comparable amount is capitalized as part of the cost of the tooling asset above and depreciated over its useful life.

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
7. Intangible asset
The Company has the following intangible assets (in thousands):

	As of December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized manufacturing costs	8 years	$258,304	$(37,561)	$220,743
		$258,304	$(37,561)	$220,743

	As of December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized manufacturing costs	8 years	$252,304	$(5,257)	$247,047
		$252,304	$(5,257)	$247,047
The amount of capitalized manufacturing costs includes platform licensing costs paid to Magna and the value of warrants granted to Magna related to the commercialization of the Fisker Ocean. See Note 14 for additional information on the Magna warrants.
The Company amortizes these capitalized costs over the expected life of the current contractual arrangements, which began upon initial production in the fourth quarter of 2022. Amortization expense of capitalized manufacturing costs for the years ended December 31, 2023 and 2022 was $32.3 million and $5.3 million, respectively, and was considered in the valuation of our finished goods inventory. The Company will continually assess the reasonableness of the estimated life and consider the extent to which the Company enters into new arrangements that extend the estimated useful life.
Estimated aggregate amortization expense for future years is as follows (in thousands):

Amount
2024	$32,304
2025	32,304
2026	32,304
2027	32,304
2028	32,304
Thereafter	59,223
$220,743
8. Leases

The Company has entered into various operating and finance lease agreements for office space, manufacturing and warehouse facilities, retail and customer services locations, equipment, and vehicles. The Company determines whether a contractual arrangement is or contains a lease, including embedded leases, at inception and records the lease when the underlying assets is made available for us by the lessor, or the date of commencement.

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

Operating leases
During 2023 and 2022, the Company recorded non-cash lease right-of-use assets of $87.3 million and $33.4 million and non-cash lease liabilities of $80.8 million and $35.0 million, respectively, on its Consolidated Balance Sheet.
The tables below present information regarding the Company’s lease assets and liabilities (in thousands):

	As of December 31,	As of December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	87,309	33,424
Liabilities:
Operating Lease—Current	15,049	7,085
Operating Lease—Long term	65,723	27,884
The components of lease related expense are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Lease costs:
Operating lease expense	$16,421	$5,690
Variable lease expense	2,279	962
Total lease costs	$18,700	$6,652
Other information related to operating leases is as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (in years)	5.6	4.9
Weighted average discount rate	9.60%	5.66%
The components of supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$15,088	$4,348
Non-cash activity:
ROU asset obtained in exchange for operating lease obligations	$65,151	$19,076

As of December 31, 2023, future minimum payments of our operating lease liabilities during the next five years and thereafter are as follows (in thousands):

Fiscal year	Operating Leases
2024	$22,147
2025	21,355
2026	20,440
2027	12,064
2028	9,516
Thereafter	17,789
Total	103,311
Less: Present value discount	(22,539)
Total lease liability	$80,772
The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at lease inception, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.
Finance leases
During 2023 and 2022 the Company recorded gross embedded finance lease right-of-use assets of $21.2 million and $4.3 million, respectively, on its consolidated balance sheet related to certain equipment and tooling that is controlled and used by the Company for vehicle manufacturing.
The Company paid for a majority of the costs during 2022 with a remaining liability of $2.9 million as of December 31, 2023 to be paid in 2024 which is recorded to Accrued expenses and other in the Consolidated Balance Sheets.
Amortization of embedded finance lease right-of-use assets is recognized over a lease term of approximately 8 to 15 years and totaled $1.7 million and $0.1 million for the years ended December 31, 2023 and 2022.
As of December 31, 2023 and 2022, the embedded finance lease right-of-use assets net of depreciation, totaled $19.4 million and $4.5 million and are included in Other non-current assets within the Consolidated Balance Sheets.
9. Other non-current assets
Non-current assets consists of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Lease deposits	$5,267	$3,079
Finance leases - right of use assets	19,375	4,481
Other	3,932	8,929
Total	$28,574	$16,489
10. Accrued expenses and other
A summary of the components of accrued expenses and other is as follows (in thousands):

	As of December 31,
	2023	2022
Vendor liabilities	$321,579	$251,291
Indirect taxes payable	23,373	—
Warranty reserve	7,054	—
Interest payable	4,867	4,867
Payroll and related costs	5,507	1,627
Professional fees	1,976	1,145
Other current liabilities	335	1,135
Total accrued expenses and other	$364,691	$260,065
Vendor liabilities include amounts owed to vendors but not yet invoiced in exchange for vendor purchases, inventory purchases, and research and development services. Certain estimates of accrued vendor expenses are based on costs incurred to date.
11. Other non-current liabilities
Other non-current liabilities consists of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Reservations from customers	$—	$15,334
Asset retirement obligation	516	—
Total other non-current liabilities	$516	$15,334
Asset Retirement Obligation
The asset retirement obligation (“ARO”) represents the fair value of costs to remove tooling at the Magna facility at the end of the contractual arrangement with Magna. The balance of the ARO will increase over time until the costs to remove the assets are incurred. The increase in the ARO is attributable to an accretion expense recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations, which was not material in 2023.

12. Convertible Senior Notes
The Company has existing debt agreements with third parties, which consist of the following (in thousands):

	As of December 31,
	2023	2022
Convertible Senior Notes
Current liabilities
2025 Notes - secured, carried at fair value	$291,715	$—
Net carrying amount	$291,715	$—

Non-current liabilities:
2025 Notes - secured, carried at fair value	272,671	—
2026 Notes - unsecured, carried at unamortized cost	662,557	660,822
Net carrying amount	$935,228	$660,822

2026 Senior Unsecured Convertible Notes

In August 2021, the Company issued an aggregate of $667.5 million principal amount of 2.50% convertible senior notes due in September 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes have been designated as green bonds, whose proceeds will be allocated in accordance with the Company’s green bond framework. The 2026 Notes consisted of a $625.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2026 Notes with the option to purchase an additional $100.0 million aggregate principal amount of the 2026 Notes, of which $42.5 million was exercised. The 2026 Notes were issued pursuant to an indenture dated August 17, 2021. The proceeds from the issuance of the 2026 Notes were $562.2 million, net of debt issuance costs and cash used to purchase the capped call transactions (“2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense. (refer to subsequent events, other in Note 20).
The 2026 Notes are unsecured obligations which bear regular interest at 2.50% annually and will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The 2026 Notes will mature on September 15, 2026, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at the Company's election, at an initial conversion rate of 50.7743 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $19.70 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. The Company may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
•if the Company calls the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called (or deemed called) for redemption; or
•on the occurrence of specified corporate events.
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
The Company accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The 2026 Notes consisted of the following (in thousands):

	As of December 31,
	2023	2022
Convertible Senior 2026 Notes
Principal	$667,500	$667,500
Unamortized debt issuance costs	(4,943)	(6,678)
Net carrying amount	$662,557	$660,822
Interest expense related to the amortization of debt issuance costs was $1.7 million and $1.5 million for year ended December 31, 2023 and 2022. Contractual interest expense was $16.8 million and $16.7 million for the years ended December 31, 2023 and 2022.
As of December 31, 2023, the if-converted value of the 2026 Notes did not exceed the principal amount. The 2026 Notes were not eligible for conversion as of December 31, 2023 (see Note 20, Subsequent Events). No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire them periodically.
Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into the 2026 Capped Call Transactions with certain counterparties at a net cost of $96.8 million. The 2026 Capped Call Transactions are purchased capped call options on 33.9 million shares of Class A common stock, that, if exercised, can be net share settled, net cash settled, or settled in a combination of cash or shares consistent with the settlement elections made with respect to the 2026 Notes if converted. The cap price is initially $32.57 per share of the Company's Class A common stock and subject to certain adjustments under the terms of the 2026 Capped Call Transactions. The exercise price is $19.70 per share of Class A common stock, subject to customary anti-dilution adjustments that mirror corresponding adjustments for the 2026 Notes.
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

2025 Senior Secured Convertible Notes
On July 10, 2023, the Company entered into the Securities Purchase Agreement (the “Original Purchase Agreement”) with an institutional investor pursuant to which the Company sold, and the Investor purchased, $340.0 million in aggregate principal amount of 0% senior convertible notes due in 2025 (the “Series A-1 Notes”) in a registered direct offering. The Series A-1 Notes were sold at an original issue discount of 12% resulting in gross proceeds to the Company of $300.0 million. Total transaction costs incurred by the Company totaled $4.9 million and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

The Series A-1 Notes and the Series B-1 Notes (collectively, the “2025 Notes”) are convertible into common stock at any time, in whole or in part, at the Investor’s option at an initial conversion price of $7.80 with respect to the Series A-1 Notes and $7.60 with respect to the Series B-1 Notes. The conversion prices are subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination, and/or similar transactions. Additionally, the conversion prices are subject to a full-ratchet adjustment in connection with a subsequent offering at a per share price less than the fixed conversion price in effect. Furthermore, in the event of default, the 2025 Notes may be converted using an alternative conversion price equal to the lower of (i) the conversion price in effect or (ii) 80% of the average stock price preceding conversion.

The 2025 Notes were issued as senior obligations of the Company under an indenture dated July 11, 2023, by and between the Company and Wilmington Savings Fund Society, FSB, as the trustee, as supplemented by that certain Second Supplemental Indenture dated September 29, 2023. The Notes bear interest at the rate of 0% per annum, however, the interest rate of the Notes will automatically increase to 18% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. The Notes are subject to certain covenants, including a financial test covenant, that requires the Company to have available cash equal to or greater than $340.0 million at the end of each quarter.

The 2025 Notes are repayable in nine equal installments on each three-month anniversary beginning July 11, 2023, with respect to the Series A-1 Notes and September 29, 2023 with respect to the Series B-1 Notes. The Company may elect to settle each installment in cash based on 103% of the principal amount (plus any accrued default interest or late charges) or in shares of Class A Common Stock, subject to the satisfaction of certain conditions including trading volume and continued NYSE listing requirements (see Note 20, Subsequent Events), priced at the lower of (i) the conversion price in effect of (ii) 93% of the average stock price preceding such settlement, subject to a floor price of $1.16 which is subject to adjustment to stock splits, dividends, combinations, or other similar events. The investor may elect to defer installments to future periods.

The Investor’s right to purchase the Investor AIR Notes provided for in the Original Purchase Agreement, and as amended in the Purchase Agreement Amendment (a net written call option) was determined to be a separate financial instrument from the 2025 Notes issued to the Investor, as the Investor could detach and sell the 2025 Notes to other investors while retaining the rights to purchase the Investor AIR Notes. As a result, the Company concluded that the written option is required to be accounted for as a derivative liability which is required to be remeasured to fair value each balance sheet date with changes in fair value recorded in earnings. The Company elected the fair value option to account for the 2025 Notes and the call option, which will subsequently be remeasured to their respective fair values at the end of each reporting period. The fair value of the derivative liability was zero as of December 31, 2023.

Amendment No. 1 to the Original Purchase Agreement

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

On September 29, 2023, pursuant to the terms of the Purchase Agreement Amendment, the Company sold, and the Investor purchased, $170.0 million of the “Series B-1 Notes” in a registered direct offering. The Series B-1 Notes were issued at an original issue discount of 12% resulting in gross proceeds to the Company of $150.0 million.

As the Purchase Agreement Amendment amended the terms and conditions of the investor’s call option, the Purchase Agreement Amendment was evaluated as a modification to the freestanding derivative instrument. The effect of the modified terms resulted in no gain or loss recorded in the Consolidated Statements of Operations.

Pledge Agreement

On November 22, 2023 the Company entered into a Pledge Agreement (the “Pledge Agreement”) pursuant to which the 2025 Notes will be secured by a first priority security interest in all of the existing and future assets of the Company and certain of its subsidiaries, including a pledge of all of the share capital of certain subsidiaries of the Company.

Amendment and Waiver Agreement

On November 22, 2023, the Company entered into an amendment and waiver agreement (the “Waiver”) with the Investor. Pursuant to the Waiver, the Investor agreed to waive a covenant event of default resulting from the late filing of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023. The Investor also agreed to reduce the amount of cash required under the Financial Test to $250.0 million from $340.0 million. The Company assessed the amendment under the modification guidance and it had no impact. Refer to Note 20, Subsequent events, for further discussion on covenant waivers.

Amended and Restated Security and Pledge Agreement

On December 28, 2023, the Company entered into an Amended and Restated Security and Pledge Agreement (the “Amended Pledge Agreement”), pursuant to which the entirety of the original Pledge Agreement was amended and restated to define the scope of the security interest in all of the existing and future assets of the Company and certain of its subsidiaries. An accompanying guaranty agreement (the “Guaranty”) guaranteed the Company’s outstanding obligations in respect of the Notes.

A reconciliation of the beginning and ending balances for the 2025 Notes, which are measured at fair value is as follows for the year ended December 31, 2023 (in thousands):

2025 Notes, at fair value
Fair value - December 31, 2022	$—
Initial recognition of 2025 Notes	450,000
Conversion of 2025 Notes to Class A Common Stock	(213,437)
Fair value measurement adjustments	327,823
Fair value - December 31, 2023	$564,386

Conversion of 2025 Notes

Between July 11, 2023 and December 29, 2023, the Investor converted $145.5 million aggregate principal of the outstanding 2025 Notes issued by the Company at a conversion price of $1.17 to $5.57 per share into 106,129,828 shares of Class A Common Stock. Conversions of the 2025 Notes to Additional paid-in capital for the year ended December 31, 2023 totaled $213.4 million, which represents the conversion at fair value.

Schedule of Principal Maturities of Convertible Senior Notes

The future scheduled principal maturities of convertible senior notes as of December 31, 2023 are as follows (in thousands):

Year Ended December 31, 2023
2024	312,833
2025	51,667
2026	667,500
$1,032,000

The Company may elect to settle each installment on the 2025 Notes in cash based on 103% of the principal amount (plus any accrued default interest or late charges) or in shares of Class A Common Stock. The Company's election is subject to the satisfaction of certain conditions including trading volume and continued NYSE listing requirements. The Company has classified the 2024 maturities in the Consolidated Balance Sheets as current liabilities, as the probability of the Company having the ability to settle in cash or shares is not probable and will continue to be evaluated in future periods (see Note 20, Subsequent Events).
13. Stockholders’ equity
Common Stock
On October 29, 2020, the Company’s common stock and warrants began trading on the New York Stock Exchange under the symbol “FSR” and “FSR WS” respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.00001 per share: (i) 750,000,000 shares of Class A Common Stock; (ii) 150,000,000 shares of Class B Common Stock; (iii) 15,000,000 shares of preferred stock. Immediately following the Business Combination, there were 144,750,524 shares of Class A Common Stock with a par value of $0.00001, 132,354,128 shares of Class B Common Stock, and 47,074,454 warrants outstanding.
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
Preferred Stock
As of December 31, 2023 and 2022, the Company is authorized to issue 15,000,000 shares of Preferred Stock with a par value of $0.00001, of which no shares are issued and outstanding.
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

14. Warrants
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
		19,474,454
The cost upon achievement of each milestone is recognized when it is probable that a milestone will be met. The cost for awards to Magna is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services. At December 31, 2022, Magna satisfied the first and second milestones and the Company capitalized costs as an intangible asset representing the future economic benefit to Fisker Inc. As of December 31, 2022, the Company determined the third milestone is probable of achievement and capitalized a portion of the award's fair value corresponding to the service period beginning at the grant date and ended in the first quarter of 2023. For the year ended December 31, 2023, the Company capitalized costs totaling $6.0 million (a non-cash transaction) associated with achievement of the third milestone. The Company will continually assess the reasonableness of the estimated life and consider the extent to which the Company enters arrangements that extend the estimated useful life. The Company will also assess the intangible asset for impairment. If an indicator of impairment exists, the undiscounted cash flows will be estimated and then if the carrying amount of the intangible asset is not recoverable, determine its fair value and, to the extent the fair value is less than the intangible asset's carrying value, the Company will record an impairment loss. At December 31, 2023, no indicator of impairment existed.
The fair value of each warrant is equal to the intrinsic value (e.g., stock price on grant date less exercise price) as the exercise price is $0.01. The terms of the warrant agreement require net settlement when exercised. Using the measurement date stock price of $8.96 for a share of Class A common stock, the warrant fair values for each tranche is shown below. Capitalized cost also results in an increase to additional paid in capital equal to the fair value of the vested warrants. Awards vest when a milestone is met. Magna has 19,474,454 vested and exercisable warrants to acquire underlying Class A common stock of Fisker as of December 31, 2023, none of which are exercised.

	Fair value	Capitalized at December 31, 2023
Milestone (a)	$58,041	$58,041
Milestone (b)	58,041	58,041
Milestone (c)	58,215	58,215
	$174,297	$174,297
At-the-market Equity Program

In May 2022, the Company entered into an at-the-market distribution agreement, dated May 24, 2022 with J.P. Morgan Securities LLC and Cowen and Company, LLC as the sales agents (the “Distribution Agreement”), pursuant to which the Company established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Fisker may, at its discretion and from time to time during the term of the Distribution Agreement, sell, through the Agents, shares of its Class A Common Stock as would result in aggregate gross proceeds to the Company of up to $350.0 million by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the New York Stock Exchange, on any other existing trading market for the Class A Common Stock or to or through a market maker. In addition, the sales agents may also sell the shares of Class A Common Stock by any other method permitted by law, including, but not limited to, negotiated transactions. The Class A Common Stock sold under the ATM Program is registered with the SEC under the Company's effective shelf registration statement that permits the Company to issue various securities for proceeds of up to $2.0 billion. The Company issued 21,153,154 shares of Class A common stock during the year ended December 31, 2023 for gross proceeds of $133.7 million, before $2.0 million of commissions and other direct incremental issuance costs. Effective July 12, 2023, the Company terminated the Distribution Agreement. As a result, the Company will not offer or sell any more shares under the ATM Program.
15. Loss Per Share
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

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(939,947)	$(547,496)	$(471,341)
Denominator:
Weighted average Class A common shares outstanding	211,624,861	171,011,940	159,650,008
Weighted average Class B common shares outstanding	132,354,128	132,354,128	132,354,128
Weighted average Class A and Class B common shares outstanding- Basic	343,978,989	303,366,068	292,004,136
Net loss per share attributable to Class A and Class B Common shareholders- Basic and Diluted	$(2.73)	$(1.80)	$(1.61)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Convertible senior notes	359,338,274	33,891,845	33,891,845
Stock options and warrants	36,714,669	37,155,050	30,665,546
Total	396,052,943	71,046,895	64,557,391
16. Stock Based Compensation
Upon completion of the Business Combination, the 2016 Stock Plan was renamed the 2020 Equity Incentive Plan (the “Plan”). All outstanding awards under the 2016 Stock Plan are modified to adopt the terms under the 2020 Equity Incentive Plan. The modifications are administrative in nature and have no effect on the valuation inputs, vesting conditions or equity classification of any of the outstanding original awards immediately before and after the close of the

Business Combination. The Plan is a stock-based compensation plan which provides for the grants of options and restricted stock to employees and consultants of the Company. Options granted under the Plan may be either incentive options (“ISO”) or non-qualified stock options (“NSO”). The Plan added 24,097,751 shares of Class A Common Stock on October 29, 2020 to increase the maximum aggregate number of shares that may be issued under the Plan to approximately 48 million shares (subject to adjustments upon changes in capitalization, merger or certain other transactions). Also, upon completion of the Business Combination, the Company established a 2020 Employee Stock Purchase Plan (the “ESPP”) under which up to 3,213,034 Class A Common Stock may be issued. As of December 31, 2023, no shares have been issued under the ESPP.
Stock-based compensation expense was classified in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative	$3,277	$6,861	$1,135
Research and development	3,974	12,741	4,487
Cost of goods sold	925	—	—
Total	$8,176	$19,602	$5,622

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
The following table summarizes option activity under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Balance as of December 31, 2021	17,695,560	$1.44	5.6
Granted	495,700	10.15
Exercised	(213,048)	2.13
Forfeited	(297,616)	12.09
Balance as of December 31, 2022	17,680,596	$1.51	4.7
Granted	7,000	7.05
Exercised	(60,340)	0.44
Forfeited	(387,041)	11.87
Balance as of December 31, 2023	17,240,215	$1.29	3.3

The fair value of each stock option grant under the Plan was estimated on the date of grant using the Black-Scholes option pricing model, with the following range of assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	6.3	6.3
Volatility	74.5% to 75.2%	74.9% to 76.4%
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.4% to 4.0%	3.7% to 4.3%
Common stock price	$6.98 to $7.10	$6.95 to $7.99
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
Additional information regarding stock options exercisable as of December 31, 2023 is summarized below:

	Options Exercisable at December 31, 2023
Range of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
$0.06 - $24.48	17,240,215	$1.29	3.3
The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the fair value of the Company’s common stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. The aggregate intrinsic value of options outstanding as of December 31, 2023 was $25.8 million. The intrinsic value of options exercisable was $25.8 million as of December 31, 2023. The total intrinsic value of options exercised was $0.4 million, $1.8 million, and $26.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The weighted-average grant date fair value per share for the stock option grants during the years ended December 31, 2023, 2022, and 2021 was $7.05, $10.25, and $15.96, respectively. As of December 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $22.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years.
Restricted stock unit awards
The Company granted employees, who rendered services during the years ended December 31, 2021 and December 31, 2020 and were employees of the Company on the respective grant dates, a restricted stock unit (“RSU”) award based in proportion to the service period beginning from the employee’s hire date to the end of the year. The restricted stock unit awards vested on the grant dates occurring in May of 2021 and March of 2022 for the respective preceding years resulted in stock-based compensation expense of $1.1 million recognized for the year ended December 31, 2023 and $4.6 million for the year ended December 31, 2022. The Company’s founders declined to receive an award related to performance in 2020 and 2021. In accordance with the Company’s Outside Director Compensation Policy, each outside Board of Directors member received an annual RSU equal to $200,000 granted on the date of the Company’s annual shareholders’ meeting which vests in 25% increments at the end of each calendar quarter. Each Outside Director may elect to convert all or a portion of his or her annual Board of Directors retainer, excluding any annual retainer that an Outside Director may receive for serving as Lead Director and any annual retainers for committee service, into RSUs in lieu of the applicable cash retainer payment (“RSU Election”).
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
The following table summarizes RSU activity under the Plan:

	RSU Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	17,174	$13.47
Awarded	494,091	10.25
Vested	(498,497)	11.19
Forfeited	(1,016)	11.46
Unvested at December 31, 2022	11,752	$12.45
Awarded	24,009,880	2.14
Vested	(331,873)	7.65
Forfeited	(487,519)	4.76
Unvested at December 31, 2023	23,202,240	$2.16
Performance-based restricted stock unit awards
In the third quarter of 2021, the Company’s compensation committee ratified and approved performance-based restricted stock units (“PRSUs”) to all employees (“Grantee”) the value of which is determined based on the Grantee’s level within the Company (“PRSU Value”). Each PRSU is equal to one underlying share of Class A common stock. Also, PRSUs were awarded to any new employee hired in the fourth quarter of 2021 and during 2022 on a pro-rata basis based on a reduction in time of service. The number of shares subject to a Grantee’s PRSU award equals the Grantee’s PRSU Value divided by the closing price per Class A common share on the service inception date, or if the service inception date is not a trading day, the closing price per Share on the closest trading day immediately prior to the service inception date; in each case rounded down to the nearest whole number. Each PRSU award shall vest as to 50% of the PRSU Value upon the Committee’s determination, in its sole discretion, and certification of the occurrence of the Ocean Start of Production and shall vest as to 50% of the PRSUs upon the first anniversary of the Ocean Start of Production, in each case, subject to (i) the Grantee’s continuous service through the applicable vesting date, (ii) the Grantee’s not committing any action or omission that would constitute Cause for termination through the applicable vesting date, as determined in the sole discretion of the Company, and (iii) the Ocean Start of Production occurring on or before December 31, 2022. The compensation committee has discretion to reduce or eliminate the number of PRSUs that shall vest pursuant to each PRSU award upon the certification of the occurrence of the Ocean Start of Production and/or upon the first anniversary of the Ocean Start of Production, after considering, any factors that it deems relevant, which could include but are not limited to (i) Company performance against key performance indicators, and (ii) departmental performance against goals. The service inception date precedes the grant dates for both performance conditions. The grant date for each of the performance conditions is the date Grantees have a mutual understanding of the key terms and conditions of the PRSU, which will occur when the performance condition is objectively determinable and measurable, and the compensation committee has determined whether it will exercise its discretion to adjust the PRSU award. Recognition of stock-based compensation occurs when performance conditions are probable of achievement. Measurement of stock-based compensation attributed to the PRSU awards will be based on the fair value of the underlying Class A Common Stock once the grant date is determined (e.g., variable accounting).

As of December 31, 2023, the Company has approved and authorized PRSUs equal to 1,446,943 shares of Class A common stock with a PRSU value of $3.4 million of which 1,278,465 awards vested on March 24, 2023, the grant and vesting date for the first tranche of the PRSU award. As of December 31, 2022, achievement of the first tranche of the PRSU awards was deemed probable resulting in recognition of cumulative expense of $10.1 million. During the year ended December 31, 2023, the Company measured the cumulative expense to be recognized upon vesting based on the closing stock price on the grant and vesting date, which resulted in cumulative expense of $7.3 million, a reduction of $2.8 million from the Company's measurement of compensation expense as of the end of 2022.

As of December 31, 2023, achievement of the second tranche of the PRSU awards was deemed probable resulting in the recognition of compensation expense of $3.4 million for the year ending December 31, 2023. However, a grant date has not yet been established for the second tranche because there has not been a mutual understanding of the key terms and conditions with the grantees. Measurement of PRSU compensation expense is based on the closing price on the last day of the quarter multiplied by the outstanding approved and authorized PRSUs.
17. Income taxes
The Company's income/(loss) before provision for income taxes was subject to taxes in the following jurisdictions for the following periods (in thousands):

	For the years ended December 31,
	2023	2022	2021
United States	$(943,801)	$(549,514)	$(470,603)
International	5,153	2,203	(723)
Total	$(938,648)	$(547,311)	$(471,326)

The Company has increasing foreign operations and pre-tax income from its foreign operations has no material impact on Income tax. Income tax expense attributable to income/(loss) from continuing operations consists of the following (in thousands):

	For the years ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	—	—	—
International	1,271	221	15
Total current tax provision	$1,271	$221	$15
Deferred
Federal	$—	$—	$—
State	—	—	—
International	28	(36)	—
Total deferred tax provision	$28	$(36)	$—
Provision for income taxes	$1,299	$185	$15

The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Expected federal income tax benefit	21.0%	21.0%	21.0%
State taxes net of federal benefit	2.9%	4.2%	3.7%
Tax credits	(1.3)%	0.9%	0.8%
Valuation allowance	(14.5)%	(25.3)%	(20.0)%
Fair value of derivatives	(7.3)%	0.0%	(6.2)%
Other	(0.9)%	(0.8)%	0.7%
Provision for income taxes	(0.1)%	0.0%	0.0%
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

The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$255,442	$147,789
Tax credits	507	11,461
Lease liability	14,033	6,793
Capitalized research and development costs	111,985	82,084
Other	18,274	7,042
Total deferred tax assets	400,241	255,169
Deferred tax liabilities:
ROU asset	(16,196)	(6,902)
Other	—	—
Total deferred tax liabilities	(16,196)	(6,902)
Valuation allowance	(384,037)	(248,230)
Net deferred tax asset	$8	$37
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
The changes in the valuation allowance related to current year operating activity was an increase in the amount of $$135.8 million during the year ended December 31, 2023 (in thousands):

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning of the year	$248,230	$108,794	14,562
Increase—income tax benefit	135,807	139,436	94,232
End of the year	$384,037	$248,230	$108,794
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
As of December 31, 2023, the Company has approximately $962.0 million and $798.0 million of federal and state NOLs respectively. Federal NOLs generated prior to 2017 begin expiring in the calendar year 2036. Under the new Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation was temporarily removed, allowing NOLs to fully offset net taxable income. California has not conformed to the indefinite carryforward period for NOLs. The NOLs begin expiring in the calendar year 2036 for state purposes.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research and development (“R&D”) expenditures within the meaning of IRC §41. The R&D tax credit carryforward as of

December 31, 2023 is $0.3 million and $0.4 million for Federal and State, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2036 for federal purposes. The Company has adjusted the deferred tax assets related to Federal R&D credit carryover to account for any expiring tax credits.
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
As of December 31, 2023, the Company has total uncertain tax positions of $0.1 million, which is related to R&D tax credits and recorded as a reduction of the deferred tax asset. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning of the year	$2,975	$968	$229
Increase related to current year tax positions	—	2,007	871
Increase related to prior year tax positions	—	—	—
Decrease for tax positions of prior years	(2,875)	—	(129)
Decrease due to expiration of statute of limitations	—	—	(3)
End of the year	$100	$2,975	$968
It is not expected that there will be a significant change in uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income tax and three foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2023. The Company’s federal and state tax years for 2017 and forward are subject to examination by taxing authorities.
18. Related party transactions
In July 2019 and in June 2020, the Company entered into bridge note payables with Roderick K. Randall, a member of the Company’s Board of Directors, and The Randall Group Fisker Series C, for which Mr. Randall is the Managing Director, for the principal sum of $100,000 and $220,000, respectively. In addition, Legacy Fisker sold 1,236,610 shares of Series A preferred stock to Mr. Randall and Series Fisker, a separate series of The Randall Group, LLC, for which Mr. Randall is the Series Manager, for $924,984. The bridge notes and Series A preferred stock were converted into 3,402,528 shares of Class A Common Stock at an exchange ratio of 2.7162 upon completion of the Business Combination. The Company also had a consulting agreement with Mr. Randall dated May 1, 2017. In connection with the consulting agreement, he received an option grant to purchase 159,769 shares (post business combination) of our Class A common stock. Also, Mr. Randall received option grants to purchase 67,905 and 13,581 shares (post business combination) of our Class A common stock on June 22, 2020. He also received annual Board of Directors restricted stock unit awards for 25,658 and 24,271 shares of Class A common stock vesting quarterly over twelve months from the date of our annual shareholders’ meetings held on June 6, 2023 and June 7, 2022, respectively.
In 2018, Legacy Fisker sold 135,000 shares of Series A preferred stock to the Nadine I. Watt Jameson Family Trust, a trust controlled by Mrs. Watt, a member of the Company’s Board of Directors, and her spouse, G. Andrew Jameson, for $100,980. The Series A preferred stock were converted into 366,690 shares of Class A Common Stock at an exchange ratio of 2.7162 upon completion of the Business Combination. Mrs. Watt received an option grant to purchase 13,581 shares (post business combination) of our Class A common stock on June 22, 2020 and Mr. Jameson received an option grant to purchase 14,939 shares (post business combination) of our Class A common stock on September 21, 2020 in exchange for providing consulting services. Under the Company’s Outside Director Compensation Policy, Mrs. Watt received an annual Board of Directors restricted stock unit award for 36,653 and 24,271 shares of Class A common stock vesting quarterly over twelve months from the date of our annual shareholders’ meetings held on June 6, 2023 and June 7, 2022, respectively.
On March 8, 2021, the Company appointed Mitchell Zuklie to its Board of Directors and granted him a restricted stock unit representing 2,711 shares of Class A common stock, which vested on the date of the Company’s annual meeting held on June 8, 2021. Mr. Zuklie is the chairman of the law firm of Orrick, Herrington & Sutcliff LLP (‘‘Orrick’’), which provides various legal services to the Company. During the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses for legal services rendered by Orrick totaling approximately $1.5 million, $9.1 million, and $1.8 million, respectively. Mr. Zuklie also held 54,461 shares of Class A Common Stock at the time of his appointment to the Board of Directors. Under the Company’s Outside Director Compensation Policy, Mr. Zuklie received an annual Board of Directors restricted stock unit award for 40,805 and 24,271 shares of Class A common stock vesting quarterly over twelve months from the date of the Company’s annual shareholders’ meetings held on June 6, 2023 and June 7, 2022, respectively.
19. Commitments and contingencies

Legal matters

In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitration. The Company accrues for matters when losses are probable and can be reasonably estimated. At December 31, 2023 and 2022, the Company's accruals for legal matters were immaterial. For certain matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss. While the Company believes that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

A putative class action lawsuit is pending against the Company in the United States District Court for the Central District of California that alleges claims under the federal securities laws, including that the Company made false and/or misleading statements and/or omissions concerning operations, prospects, and internal control over financial reporting. The Company is currently unable to estimate any reasonably possible material loss or range of loss that may result from this action.

Various other legal actions, claims, and proceedings are pending against the Company, including, but not limited to, matters arising out of alleged product defects; employment-related matters; product warranties; and consumer protection laws. The Company also from time to time receives subpoenas and other inquiries or requests for information from agencies or other representatives of U.S. federal, state, and foreign governments.

In November 2021, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the minimum volume defined in the contract at the end of each year, the Company is required to pay the counterparty in the subsequent year an amount equal to the shortfall, if any, multiplied by a fee. Based on the facts and circumstances at this time, the Company believes that the inability to meet the future minimum volume commitments is probable and an accrual for the shortfall amount has been accrued. As of December 31, 2023 the Company recognized as an NRV write down of approximately $25.6 million estimated shortfall within "Cost of Goods Sold" financial statement line item on the Statement of operations as of December 31, 2023.

20. Subsequent events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Consolidated Financial Statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements.
2025 Notes Conversions

Between January 1, 2024 and the date this Annual Report on Form 10-K was filed, the Investor converted portions of the aggregate principal amount of the outstanding 2025 Notes of $181.5 million of principal at a conversion price between $0.01 to $1.23 per share into 1,039,773,708 shares of Class A Common Stock.
Second Amendment to the 2025 Notes
On January 21, 2024, the Company and the institutional investor that holds the Company’s 2025 Notes entered into a Second Amendment and Waiver Agreement (the “Second Waiver”), pursuant to which, among other things:

(i) in connection with one or more future transactions with a strategic automotive partner, the Company has secured a release of all liens previously granted to the Investor on the intellectual property required by any such transactions;

(ii) all financial covenants relating to the Company’s cash reserves were waived; and

(iii) the Company obtained a waiver of the use by the Investor of any remaining remedies arising from the Company’s previous late filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2023.

Amended and Restated Certificate of Incorporation

On March 5, 2024, the Company held a Special Meeting of Stockholders at which the stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of shares of Class A Common Stock that the Company will have the authority to issue from 1,250,000,000 to 2,000,000,000 shares.

Cash on hand

The Company had cash and cash equivalents of $53.9 million unrestricted and $11.2 million restricted, as of April 16, 2024, reflecting several large payments to suppliers in the first quarter of 2024.

Commitment Letter for 2024 Notes

On March 18, 2024 the Company entered into a financing commitment with an investor providing for the sale of up to $166.7 million in aggregate principal amount of senior secured convertible notes (the “2024 Notes”). The 2024 Notes will have a 10% original issue discount for gross proceeds of up to $150.0 million. The 2024 Notes will be sold pursuant to a securities purchase agreement (the “SPA”) and issued in four tranches. The first tranche equal to $35.0 million and the remaining three tranches in equal amounts up to the principal amount.

All amounts due under the 2024 Notes will be convertible at any time into shares of the Company’s Class A common stock at a conversion price equal to the market price of the Company's Class A common stock as of the SPA closing date or at the market price as of the date of maturity if both elected and less than the original conversion price. The 2024 Notes are subject to full-ratchet anti-dilution protection and standard conversion rate adjustments upon the occurrence of certain events. The 2024 Notes are secured by substantially all of the assets and properties of the Company.

The 2024 Notes will mature upon the earlier of (i) three months from the date of issuance of the First Tranche, (ii) the effective date of a registration statement for the primary sale of registered securities by the Company, or (iii) July 31,

2024. Interest will accrue at a rate equal to the 3-month secured overnight financing rate plus 12% per annum, payable at the Maturity Date.

A fee to the Investor on the undrawn portion of the aggregate principal will accrue daily until the date of the applicable closing at an interest rate of the 3-month secured overnight financing rate (SOFR) plus 4% per annum, payable at the Maturity Date. The Undrawn Investor Fee with respect to the First Tranche commenced on the date of the Commitment with additional fees based on the timing of the remaining tranches.

The 2024 Notes will be subject to various covenants and upon the occurrence of an event of default or a change of control, subject to redemption at the noteholders election. Through the date of this report no amounts have yet been funded for the 2024 Notes.

Forbearance Agreements for the 2025 Notes

On April 4, 2024, the Company and the investor entered into a Forbearance Agreement pursuant to which it was agreed the investor would not enforce the right to immediate redemption of the 2025 Notes, a right granted to the investor upon the event of delay in payment of interest due under the 2026 Notes. It was further agreed that the investor would not enforce nor exercise any of its other rights or remedies including enforcement or collection actions with respect to any events of default that have occurred or may occur on the 2025 Notes and 2026 Notes through April 21, 2024. Pursuant to the terms of the Forbearance Agreement a total fee of $0.5 million was incurred. On April 21, 2024, the Company and the investor entered into a second forbearance agreement (the “Second Forbearance Agreement”) pursuant to which the investor agreed, to continue to temporarily forbear from enforcing its right to immediate redemption as demanded in an Event of Default Redemption Notice and from exercising any of its other default-related rights and remedies against the Company with respect to the specified defaults, for a period commencing on April 21, 2024 and ending on the earlier of (a) May 1, 2024 and (b) the occurrence of any Forbearance Default (as defined in the Second Forbearance Agreement).

Other

The Company did not make a required interest payment of approximately $8.4 million payable in cash on March 15, 2024 with respect to the 2026 Notes. Under the indenture governing the 2026 Notes, such non-payment is a default and the Company had a 30-day grace period to make the interest payment which now has elapsed, such non-payment constitutes an Event of Default (as such term is defined in the 2026 Notes Indenture) with respect to the 2026 Notes. The non-payment of interest due resulted in a cross default under the indenture governing the 2025 Notes. On March 18, 2024, the holder of the 2025 Notes waived the cross default, but not the ability to continue to exercise the enriched conversion feature that will remain in place until a periodic report is filed within the time allowed by the SEC, excluding any extension permitted pursuant to Rule 12b-25.

On March 25, 2024 trading in the Company's Class A common stock on the NYSE was suspended and the Class A common stock commenced delisting proceedings with the NYSE. The Company's Class A common stock is currently quoted on the OTC Pink platform as operated by OTC Markets Group Inc. (the “OTC”). The OTC is a significantly more limited market than the NYSE, and quotation on the OTC will result in a less liquid market for existing and potential holders of the Class A Common Stock to trade the Class A Common Stock.

The delisting triggered a requirement to offer to repurchase our unsecured 2026 Notes and caused an event of default under the terms of our 2025 Notes. Accordingly, in the quarter ended March 31, 2024, the 2026 Notes are expected to be classified as a current liability in addition to the 2025 Notes.

The Company initiated a process to explore a range of strategic alternatives to maximize shareholder value and have engaged professional advisors. Management can make no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. If the strategic process is unsuccessful, our Board may need to approve a liquidation or obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection.

As a result of a sustained drop in our stock price in violation of NYSE rules, the NYSE commenced delisting proceedings with the Company on March 25, 2024. As a result step one of our impairment test was triggered which may result in impairment of the Company's property and equipment and intangible assets during our first quarter of 2024. Also, during first quarter 2024 the Company is exiting certain lease property and this may result in an impairment in first quarter of 2024 reporting of our right of use assets.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.

Disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of our controls and procedures relative to their costs. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting”, the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses identified below.

•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company has experienced a change in key accounting personnel and, as a result, lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to achieve complete financial accounting, reporting and disclosures. Additionally, we did not design and maintain effective controls over the preparation and review of account reconciliations.

•The Company did not design and maintain effective controls for communicating and sharing information between the operations, accounting, information technology, finance and legal departments. Specifically, there are insufficient controls to ensure that the accounting department is consistently provided with complete and adequate support, documentation and information, and that matters are resolved in a timely and effective manner.

•The Company did not design and maintain effective controls in response to the risks of material misstatement over the accounting for (i) inventory and related income statement accounts and (ii) revenue and related balance sheet accounts. Specifically, controls over the accounting for (i) inventory and related income statement accounts and

(ii) revenue and related balance sheet accounts were not sufficient to respond to changes to the risks of material misstatement to financial reporting due to changes in the business.

These material weaknesses contributed to the following additional material weakness:

•The Company did not design and maintain effective controls related to the accounting for certain non-routine, complex or unusual events or transactions. Specifically, the Company did not design and maintain effective controls to timely analyze and account for the financial statement effects of variable interest entities and valuation of convertible debt and the related derivative liability.

These material weaknesses resulted in material audit adjustments to revenue, accounts receivable, deferred revenue, inventory, costs of goods sold, convertible debt and derivative liability balances during the year ended December 31, 2023. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2023, was audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing under Item 8.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

In order to address the identified material weaknesses, the Company has established a remediation plan which includes the following measures:

•Evaluating skill set gaps and hiring additional accounting, financial reporting, and compliance personnel (including both internal and external resources), as needed, with public company experience to develop and implement additional policies, procedures, and controls;

•Designing and implementing controls and processes to facilitate effective communication sharing between departments, along with accurate documentation and timely support;

•Designing and implementing a comprehensive and continuous risk assessment process that identifies and assesses risks of material misstatement across the entity and helps ensure that related internal controls are properly designed and in place to respond to those risks in the Company’s financial reporting; and

•Designing and implementing controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for variable interest entities and valuation of convertible debt and the related derivative liability.

The Company is committed to remediating the material weaknesses and the actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Board of Directors. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and operate effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.
During the quarter ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

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
The following list of exhibits are filed as part of this document.

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
1.1	Distribution Agreement, dated as of May 24, 2022, between Fisker Inc., J.P. Morgan Securities LLC and Cowen and Company, LLC.	8-K	001-38625	1.1	5/24/2022

2.1*	Business Combination Agreement and Plan of Reorganization, dated as of July 10, 2020, by and among Spartan Energy Acquisition Corp., Spartan Merger Sub and Fisker Inc.	8-K	001-38625	10.3	7/13/2020

3.1	Second Amended and Restated Certificate of Incorporation of Fisker Inc.	8-K	001-38625	3.1	11/4/2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Fisker Inc., dated as of September 22, 2023	8-K	001-38625	3.1	9/22/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Fisker Inc., dated as of March 6, 2024	8-K	001-38625	3.1	3/8/2024

3.4	Amended and Restated By-Laws of Fisker Inc.	8-K	001-38625	3.2	11/4/2020

4.1	Specimen Class A Common Stock Certificate.	S-1/A	333-226274	4.2	7/27/2018

4.2	Warrant Agreement, dated August 9, 2018, between Continental Stock Transfer & Trust Company and Spartan Energy Acquisition Corp.	S-1/A	333-226274	4.1	7/27/2018

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
4.3	Warrants to Purchase Shares of Class A Common Stock issued to Magna International Inc. dated October 29, 2020.	8-K	001-38625	4.4	11/4/2020

4.4	Specimen Warrant Certificate.	S-1/A	333-226274	4.3	7/27/2018

4.5	Description of Securities					X

4.6	Series A-1 Senior Convertible Note due 2025.					X

4.7	Indenture dated July 11, 2023 by and between Fisker Inc. and Wilmington Savings Fund Society, FSB, as Trustee.					X

4.8	First Supplemental Indenture dated July 11, 2023 by and between Fisker Inc. and Wilmington Savings Fund Society, FSB, as Trustee.					X

4.9	Series B-1 Senior Convertible Note due 2025.					X

4.10	Second Supplemental Indenture dated September 29, 2023 by and between Fisker Inc. and Wilmington Savings Fund Society, FSB, as Trustee.					X

4.11*	Third Supplemental Indenture dated November 22, 2023 by and among Fisker Inc., Wilmington Savings Fund Society, FSB, as Trustee, and CVI Investments, Inc., as Collateral Agent.					X

10.1	Sponsor Agreement, dated July 10, 2020 by and between Spartan Energy Acquisition Corp. and Spartan Energy Acquisition Sponsor LLC.	8-K	001-38625	10.1	7/13/2020
10.2	Amended and Restated Registration Rights Agreement, dated as of October 29, 2020, by and among Fisker Inc., Spartan Energy Acquisition Sponsor LLC and certain other parties.	8-K	001-38625	10.2	11/4/2020

10.3	Form of Lock-Up Agreement.	8-K	001-38625	10.3	11/4/2020

10.4	Form of Subscription Agreement.	8-K	001-38625	10.2	7/13/2020

10.5	Form of Indemnification Agreement between Fisker Inc. and each of its officers and directors.	8-K	001-38625	10.5	11/4/2020

10.6*	Cooperation Agreement by and among Fisker Inc., Magna International Inc., and Spartan Energy Acquisition Corp. dated as of October 14, 2020.	8-K	001-38625	10.1	10/15/2020

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.7*	Sublease Agreement by and between Cosmo Co., USA, and Fisker Inc., dated as of September 21, 2020.	8-K	001-38625	10.7	11/4/2020

10.8	Lease Agreement by and between Continental 830 Nash LLC and Fisker Group Inc., dated as of October 2, 2020.	8-K	001-38625	10.8	11/4/2020

10.9†	Fisker Inc. Outside Director Compensation Policy.	8-K	001-38625	10.9	11/4/2020

10.10†	Fisker Inc. Executive Incentive Bonus Plan.	8-K	001-38625	10.10	11/4/2020

10.11†	Fisker Inc. Form of Executive Severance Agreement.	8-K	001-38625	10.11	11/4/2020

10.12†	Fisker Inc. 2020 Equity Incentive Plan and related forms of award agreements.	8-K	001-38625	10.12	11/4/2020

10.13†	Fisker Inc. 2020 Employee Stock Purchase Plan.	8-K	001-38625	10.13	11/4/2020

10.14†	Fisker Inc. 2016 Equity Incentive Plan, as amended, and related form of option agreement.	8-K	001-38625	10.14	11/4/2020

10.15	Letter Agreement, dated August 9, 2018, among Spartan Energy Acquisition Corp. and its officers and directors and Sponsor.	8-K	001-38625	10.1	8/14/2018

10.16	First Amendment to Lease by and between Continental 830 Nash LLC and Continental Rosecrans Aviation L.P., as tenants in common, and Fisker Group Inc. dated as of February 5, 2021	8-K	001-38625	10.1	2/9/2021
10.17*	Project Pear Cooperation Framework Agreement by and between Fisker Group Inc. and AFE, Inc. entered into as of May 13, 2021.	10-Q	001-38625	10.1	5/17/2021
10.18*	Detailed Manufacturing Agreement effective June 12, 2021 by and between Fisker Group Inc. and Magna Steyr Fahrzeugtechnik AG & Co KG	8-K	001-38625	10.1	6/17/2021
10.19	Indenture, dated as of August 17, 2021 between Fisker Inc., as issuer, and U.S. Bank National Association, as trustee	8-K	001-38625	10.1	8/17/2021

10.20*	Securities Purchase Agreement dated as of July 10, 2023 by and among Fisker Inc. and the investors listed thereto.					X

10.21	Amendment No. 1 to Securities Purchase Agreement dated as of September 29, 2023 by and among Fisker Inc. and the investors listed thereto.					X

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.22	Amendment and Waiver Agreement dated as of November 22, 2023 by and between Fisker Inc. and CVI Investments, Inc.					X

10.23	Guaranty dated as of December 28, 2023 by and among the guarantors named thereto and CVI Investments, Inc., as Collateral Agent.					X

10.24	Amended and Restated Security and Pledge Agreement dated as of December 28, 2023 by and among Fisker Inc., each of the subsidiaries named thereto and CVI Investments, Inc.					X

10.25	Second Amendment and Waiver Agreement dated as of January 21, 2024 by and between Fisker Inc. and CVI Investments, Inc.					X

10.26	Commitment Letter for Financing dated as of March 18, 2024	8-K	001-38625	—	3/18/2024

10.27	Forbearance Agreement dated as of April 4, 2024 by and between Fisker Inc., each of the subsidiaries named and the investor listed thereto	8-K	001-38625	10.1	4/4/2024

10.28	Forbearance Agreement dated as of April 21, 2024 by and between Fisker Inc., each of the subsidiaries named and the investor listed thereto	8-K	001-38625	10.1	4/22/2024

21	List of Subsidiaries					X

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Fisker Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act.					X

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
97	Compensation Clawback Policy effective as of August 4, 2023					X
101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)					X
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

FISKER INC.

Date: April 22, 2024	/s/ Henrik Fisker
	Name:	Henrik Fisker
	Title:	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Henrik Fisker	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 22, 2024
Henrik Fisker

/s/ Geeta Gupta-Fisker	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer)	April 22, 2024
Geeta Gupta-Fisker

/s/ Angel Salinas	Chief Accounting Officer (Principal Accounting Officer)	April 22, 2024
Angel Salinas

/s/ John S. Dubel	Director	April 22, 2024
John S. Dubel

/s/ Wendy J. Greuel	Director	April 22, 2024
Wendy J. Greuel

/s/ Roderick K. Randall	Director	April 22, 2024
Roderick K. Randall

/s/ Nadine I. Watt	Director	April 22, 2024
Nadine I. Watt

/s/ Mitchell S. Zuklie	Director	April 22, 2024
Mitchell S. Zuklie